Form 10-K
period 2018-04-30
DIAMOND CARTEL INC
filed 2018-08-13
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: None

THE DIAMOND CARTEL, INC.

 (Name of Small Business Issuer in its charter)

Delaware	80-0914174
(State of incorporation)	(IRS Employer Identification No.)

28 Banting Crescent, London, Ontario, Canada	N6G 4G2
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (519) 619-4370

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☒   No ☐

The aggregate market value of the voting stock held by non-affiliates of the Company on October 31, 2017, was $-0-.

As of July 31, 2018 the Company had 895,750 outstanding shares of common stock.

Documents incorporated by reference:  None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include but are not limited to, statements concerning our business strategy, plans and objectives, projected revenues, expenses, gross profit, income, and mix of revenue. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "predicts," "potential," "believes," "seeks," "hopes," "estimates," "should," "may," "will," "with a view to" and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements.

Item 1.  Business

We are currently a Blank Check Company incorporated on August 17, 2005 as a Delaware Corporation. We plan to acquire a privately held company using shares of our common stock. As of July 31, 2018 we had entered into a Letter of Intent with an unrelated third party. Except for this Letter of Intent, we have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with respect to identifying any business combination target.

Business Strategy

We intend to pursue an acquisition opportunity in any business industry or sector. However, we believe the following general criteria and guidelines are important in evaluating prospective target businesses, but we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

●	High-Growth Markets. We will seek out opportunities in faster-growing segments of developed markets and emerging international markets.

●

Business with Revenue and Earnings Growth Potential.  We will seek to acquire one or more businesses that have multiple, diverse potential drivers of revenue and earnings growth, including but not limited to a combination of development, production, digital and distribution capabilities and balance sheet management. We will focus on assets that currently are undervalued or sub-optimally managed, including those undergoing debt or operational restructuring, where our management is well-positioned to unlock their value.

●	Companies with Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong and stable free cash flow.

We anticipate structuring our business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our business combination could own less than a majority of our outstanding shares subsequent to our business combination.

We plan to acquire another entity solely with shares of our common stock. In this offering, we are not raising any capital and none of our shareholders are selling their shares. At some point in time, after the effective date of our registration statement, of which this prospectus is a part, we will identify a business we want to acquire and will begin to negotiate the terms of the potential acquisition. Once the terms have been agreed upon, we will sign an agreement with the shareholders of the target entity reflecting the terms of the acquisition.

Once we enter into an agreement to acquire the target entity, we will file an 8-K report under Item 1.01 of Form 8-K, which will contain all the information required by Rule 144(i)(2), as well as the number of shares we propose to issue in connection with the acquisition and the method we used to determine the value of the target entity. We will also file a post-effective amendment to our registration statement disclosing the same information in the 8-K report, plus any other information required by the instructions to Form S-1 and Regulation S-X.

The agreement with the shareholders of the target entity will provide, among other things, that our offer to exchange shares of our common stock for shares of the target entity is subject to:

●	The shareholder’s receipt of the post-effective amendment;

●

The shareholders of the target entity owning a certain percentage of the outstanding shares of the target entity affirming the exchange of their shares for the shares of our common stock. The percentage required for affirmation will be negotiated between us and the target entity.

The agreement with the shareholders of the target entity will be with each shareholder. No merger will be involved and it is not expected the target entity will not call a meeting of its shareholders to approve the terms of the agreement.

The acquisition of the target entity will be approved by our board of directors. We will not call a meeting of our shareholders to approve the acquisition of the target entity. Our shareholders will not be entitled to dissenters’ rights in connection with the acquisition of the target entity.

Once we complete the acquisition of the target entity, we will file an 8-K report under Item 2.01 of Form 8-K.

We will not issue any shares of our common stock until the shareholders of the target entity, owning the minimum number of shares required by our agreement with the target entity, have accepted our offer with respect to the exchange of their shares for shares of our common stock.

We will determine the value of any business we acquire based upon:

●	the value of the assets less the liabilities of the business;

●	the anticipated earnings of the business, or

●	a combination of the foregoing.

Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

As of July 31, 2018 we had entered into a Letter of Intent with an unrelated third party. Except for this Letter of Intent, we have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions with respect to identifying any business combination target. From the date of this prospectus, there have been no communications or discussions between any of our officers or directors and any of their potential contacts or relationships regarding a potential business combination. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business. Accordingly, there is no current basis for investors in this offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of a business combination. There are no prohibitions on our ability to raise funds privately or through loans in connection with our business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us. Although some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing a business combination with a business combination target that is affiliated with our officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our officers or directors. In the event we seek to complete our business combination with a business combination target that is affiliated with our executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, that such an business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

Michel Atlidakis, our sole officer and director, does not have any experience with transactions involving blank check companies.

The time required to select and evaluate a target business and to structure and complete our business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our business combination.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable

Item 2.  Properties.

None.

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of July 31, 2018 there was no market for our common stock.

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

Our Articles of Incorporation authorize our Board of Directors to issue up to 1,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow our directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

As of, July 31, 2018 we had 895,750 outstanding shares of common stock which were owned by approximately 40 shareholders of record.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

As of April 30, 2018 we owed Mr. Atlidakis $41,049 for expenses incurred on our behalf. The amount we owe Mr. Atlidakis is non-interest bearing, unsecured, and due on demand.

As of April 30, 2018, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

See Note 3 to our audited financial statements for the year ended April 30, 2018 for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

See the financial statements attached to this

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2018. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment management concluded that, as of April 30, 2018, our internal control over financial reporting was effective.

 Changes in Internal Control over Financial Reporting

During the year ended April 30, 2018 there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

Item 10.  Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Michel Atlidakis	52	Chief Executive, Financial and Accounting Officer and a Director

The following is a brief summary of the background of our officer and director including his principal occupation during the five preceding years. Directors serve until their successors are elected and qualified or until they are removed.

Mr. Atlidakis has been our officer and director since August 2005. Mr. Atlidakis has also been a director of Go Beyond Promotions, Inc. since 2014, a director of Revive Kitchen, Inc. between December 2013 and January 2015 and a director of Tasty Twists, Inc. between December 2013 and January 2015. Between January 2009 and December 2013 Mr. Atlidakis was an independent consultant providing services in the areas of business planning, financing, marketing, and workforce development. Mr. Atlidakis is our promoter, as that term is defined by the Securities and Exchange Commission.

We believe that Mr. Atlidakis is qualified to serve as a director due to his experience with development stage companies.

Our director is not independent as that term is defined in section 803 of the listing standards of the NYSE MKT. Our director does not qualify as a financial expert as that term is defined by the Securities and Exchange Commission. We do not believe a financial expert is necessary since we did not have any revenues for the year ended April 30, 2018.

We have not adopted a Code of Ethics applicable to our principal executive, financial, and accounting officers and persons performing similar functions. We do not believe a Code of Ethics is needed at this time since we have only one officer.

We do not have a compensation committee. Our director serves as our audit committee.

Directors are elected to hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Executive officers are elected by the directors and hold office until their resignation or removal by directors.

Item 11.  Executive Compensation.

The following table sets forth in summary form the compensation paid to our officer during the two years ended April 30, 2018.

				Stock	Option	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation
Position	Period	(1)	(2)	(3)	(4)	(5)	Total

Michel Atlidakis	2018	--	--	--	--	--	--
Chief Executive, Financial and Accounting Officer	2017	--	--	--	--	--	--

We do not have any consulting or employment agreements with any of our officers or directors. None of the proceeds from this offering will be used to pay our officers for compensation which is accrued but unpaid as of the date of this prospectus. As of the date of this prospectus, we have no immediate plans to pay compensation for past services.

Our board of directors may increase the compensation paid to our officers depending upon a variety of factors, including the results of our future operations.

The following table shows the amount which we expect to pay to our executive officer during the twelve months ending July 31, 2019 and the amount of time this officer expects to devote to our business.

Name	Projected Compensation	Percentage of Time to be Devoted to Our Operations

Michel Atlidakis	--	10%

Stock Options. We have not granted any stock options as of the date of this prospectus. In the future, we may grant stock options to our officers, directors, employees or consultants.

Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any of these plans for the foreseeable future.

Employee Pension, Profit Sharing or other Retirement Plans.   We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors. Our directors do not receive any compensation pursuant to any standard arrangement for their services as directors. Although our bylaws permit us to pay our directors for attending meetings, we do not compensate our directors for attending meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table shows the ownership, as of July 31, 2018, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	% of Outstanding Shares

Michel Atlidakis	556,625	62%

All officers and directors as a group (1 person)	556,625	62%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As at April 30, 2018 and 2017, we were indebted to Michel Atlidakis, our sole officer and director, for $41,049 and $18,021, respectively, for expenses incurred on our behalf. The amounts are non-interest bearing, unsecured, and due on demand.

Item 14.  Principal Accountant Fees and Services.

Paritz & Company, P.A. was our principal accountant for the two years ended April 30, 2018.  The following shows the fees we paid Paritz & Company, P.A. during the two years ended April 30, 2018.

	2018	2017

Audit Fees	$5,500	$5,000
Audit-Related Fees	$–	$–
Tax Fees	$–	$–

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements.

Audit-related fees represent amounts billed for consents related to regulatory filings, audit/review of financial statements included in our registration statements filed with the Securities and Exchange Commission, and consulting related to the implementation of accounting standards.

Item 15.  Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by references:

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended. (1)
3.2	Bylaws (1)
4.1	Designation of Series A Preferred Stock (1)
31.1	Certification by the Principal Executive Officer
31.2	Certification by the Principal Financial Officer
32.1	Certifications by the Principal Executive and Financial Officers

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from Amendment No. 1 to our registration statement on Form S-1 filed April 24, 2017.

The Diamond Cartel Inc.

April 30, 2018 and 2017

Index

Reports of Independent Registered Public Accounting Firm	F–1

Balance Sheets as of April 30, 2018 and 2017	F–2

Statements of Operations for the years ended April 30, 2018 and 2017	F–3

Statements of Stockholders’ Deficit for the years ended April 30, 2018 and 2017	F–4

Statements of Cash Flows for the years ended April 30, 2018 and 2017	F–5

Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of The Diamond Cartel, Inc.

London, Ontario, Canada

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Diamond Cartel, Inc. (the Company) as of April 30, 2018 and 2017, and the related statements of operations, statement of stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in Note 2 to the financial statement the Company has not generated any revenues since inception. As of April 30, 2018, the Company has a working capital deficiency of $524,201. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management plans regarding these matters are also disclosed in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Paritz & Company, P.A.

We have served as the Company’s auditor since 2017.

Hackensack, NJ

August 10, 2018

The Diamond Cartel Inc.

Balance Sheets

	April 30, 2018	April 30, 2017

ASSETS

Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$28,936	$10,176
Due to related party	41,049	18,021

Total Liabilities	69,985	28,197

Stockholders’ Deficit

Preferred Stock, 946,000 shares authorized, $0.001 par value; no shares issued and outstanding at April 30, 2018 and 2017	–	–

Preferred stock – Series A, 54,000 shares authorized, $0.001 par value, 0.48 shares issued and outstanding at April 30, 2018 and 2017	–	–

Common stock, 200,000,000 shares authorized, $0.0001 par value; 895,750 shares issued and outstanding at April 30, 2018 and 2017	90	90

Additional paid-in capital	454,126	454,126

Accumulated deficit	(524,201)	(482,413)

Total Stockholders’ Deficit	$(69,985)	$(28,197)

Total Liabilities and Stockholders’ Deficit	$–	$–

The Diamond Cartel Inc.

Statements of Operations

	Year Ended April 30,	Year Ended April 30,
	2018	2017

Revenue	$--	$--

Expenses

General and administrative	41,788	23,275
Net Loss before provision for income tax	(41,788)	(23,275)

Provision for income tax	--	--

Net Loss	(41,788)	(23,275)

Net Loss Per Common Share – Basic and Diluted	$(0.05)	$(0.03)
Weighted Average Number of Common Shares Outstanding	895,750	895,750

The Diamond Cartel Inc.

Statements of Stockholders’ Deficit

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2016	0.48	–	895,750	90	454,126	(459,138)	(4,922)

Net loss for the year	–	–	–	–	–	(23,275)	(23,275)

Balance – April 30, 2017	0.48	–	895,750	90	454,126	(482,413)	(28,197)

Net loss for the year	–	–	–	–	–	(41,788)	(41,788)

Balance – April 30, 2018	0.48	–	895,750	90	454,126	(524,201)	(69,985)

The Diamond Cartel Inc.

Statements of Cash Flows

	Year Ended April 30,	Year Ended April 30,
	2018 $	2017 $

Operating Activities:

Net loss	(41,788)	(23,275)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	18,760	10,176

Net Cash Used in Operating Activities	(23,028)	(13,099)

Financing Activities:

Proceeds of loan from related party	23,028	13,099
Net Cash Provided by Financing Activities	23,028	13,099

Change in Cash	–	–

Cash – Beginning of year	–	–
Cash – End of year	–	–

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

1.	Business Description

The Diamond Cartel Inc. (the “Company”) was incorporated in the State of Delaware on August 17, 2005. The Company is a Blank Check Company which plans to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business with one or more businesses. As of April 30, 2018 the Company had not identified any business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue. As of April 30, 2018, the Company has a working capital deficiency of $69,985 and has accumulated losses of $524,201 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

3.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The Company has an April 30 year-end. Certain accounts have been re-classified from prior years for presentation purposes only.

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

c)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

e)	Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See Note 4.

f)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2018 and 2017, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

h)	Fair value

Accounting standards regarding fair value of financial instruments define fair value, establish a three-level hierarchy which prioritizes and defines the types of inputs used to measure fair value, and establish disclosure requirements for assets and liabilities presented at fair value on the balance sheets. Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants. A liability is quantified at the price it would take to transfer the liability to a new obligor, not at the amount that would be paid to settle the liability with the creditor.

The three-level hierarchy is as follows:

●	Level 1 inputs consist of unadjusted quoted prices for identical instruments in active markets.
●	Level 2 inputs consist of quoted prices for similar instruments.
●	Level 3 valuations are derived from inputs which are significant and unobservable and have the lowest priority.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the balance sheet for amounts due to related party approximate their fair market value based on the short-term maturity of these instruments.

i)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.	Related Party Transactions and Balances

As at April 30, 2018 and 2017, the Company is indebted to the President of the Company for $41,049 and $18,021, respectively, for expenses incurred on behalf of the Company. The amounts are non-interest bearing, unsecured, and due on demand.

5.	Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 35% for the period from inception to April 30, 2018 and 2017 to the Company’s effective tax rate is as follows:

	2018	2017

Tax benefit at U.S. statutory rate	$14,625	$8,146
Change in valuation allowance	(14,625)	(8,146)

Net deferred income tax asset	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at April 30, 2018 and 2017 are as follows:

	2018	2017

Net operating loss:	183,470	168,845
Valuation allowance	(183,470)	(168,845)

	$–	$–

Change in valuation allowance:

Balance, prior year	$(168,845)	$(160,699)
Increase in valuation allowance	(14,625)	(8,146)

Balance, current year	$(183,470)	$(168,845)

The Company has approximately $524,201 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which could be carry forward indefinitely. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but has kept the full valuation allowance.

The Company’s net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

6.	Subsequent Events

Management has evaluated subsequent events through the date that these financial statements were available to be issued. There have been no events that would require adjustment to or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DIAMOND CARTEL, INC.

Dated: August 10, 2018	By:	/s/Michel Atlidakis
Michel Atlidakis
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michel Atlidakis
Michel Atlidakis	Principal Executive, Financial and Accounting Officer and a Director	August 10, 2018