Form 10-Q
period 2019-01-31
DIAMOND CARTEL INC
filed 2019-03-25
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Yes [X] No [  ]

As of March 15, 2019, the registrant had 895,750 outstanding shares of common stock.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

The Diamond Cartel Inc.

3

The Diamond Cartel Inc.

Balance Sheets

(unaudited)

	January 31, 2019	April 30, 2018

ASSETS

Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$9,951	$28,936
Due to related party	40,912	41,049

Total Liabilities	50,863	69,985

Stockholders’ Deficit
Preferred Stock, 946,000 shares authorized, $0.001 par value; no shares issued and outstanding at January 31, 2019 and April 30, 2018	–	–

Preferred stock – Series A, 54,000 shares authorized, $0.001 par value, 0.48 shares issued and outstanding at January 31, 2019 and April 30, 2018	–	–

Common stock, 200,000,000 shares authorized, $0.0001 par value; 895,750 shares issued and outstanding at January 31, 2019 and April 30, 2018	90	90

Additional paid-in capital	496,512	454,126

Accumulated deficit	(547,465)	(524,201)

Total Stockholders’ Deficit	(50,863)	(69,985)

Total Liabilities and Stockholders’ Deficit	$–	$–

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Statements of Operations

(unaudited)

	Three Months Ended January 31, 2019	Three Months Ended January 31, 2018	Nine Months Ended January 31, 2019	Nine Months Ended January 31, 2018

Revenue	$–	$–	$–	$–

Expenses

General and administrative	11,187	30,843	23,264	35,000

Net Loss	(11,187)	(30,843)	(23,264)	(35,000)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.03)	$(0.03)	$(0.04)

Weighted Average Number of Common Shares Outstanding	895,750	895,750	895,750	895,750

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Statements of Cash Flows

(unaudited)

	Nine Months Ended January 31, 2019	Nine Months Ended January 31 2018
	$	$

Operating Activities:

Net loss	(23,264)	(35,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain on amount due to related party	(137)	–

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	23,401	14,946

Net Cash Used in Operating Activities	–	(20,054)

Financing Activities:

Proceeds of loan from related party	–	20,054

Net Cash Provided by Financing Activities	–	20,054

Change in Cash	–	–

Cash – Beginning of Period	–	–

Cash – End of Period	–	–

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Notes to the Financial Statements

January 31, 2019

(unaudited)

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

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue since inception. As of January 31, 2019, the Company has a working capital deficiency of $50,863 and has accumulated losses of $547,465 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

3.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at January 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended January 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included elsewhere in this filing for the years ended April 30, 2018 and 2017. The Company has an April 30 year-end.

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

The Diamond Cartel Inc.

Notes to the Financial Statements

January 31, 2019

(unaudited)

4.	Related Party Transactions

As at January 31, 2019 and April 30, 2018, the Company was indebted to the President of the Company for $40,912 and $41,049, respectively, for expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

5.	Stockholders’ Equity

On July 14, 2018, The Diamond Cartel Inc. executed a Letter of Intent (the “LOI”) with a Corporation registered in the country of Chile. Pursuant to the LOI, the Corporation agreed to exchange 100% of its total issued and outstanding shares for 13,056,626 shares of common stock of the The Diamond Cartel. In addition, the Corporation agreed to provide funding of $500,000 and to enter into a consulting contract with the President of The Diamond Cartel. Of the $500,000 funding, $15,000 shall be payable to the President of The Diamond Cartel immediately upon acceptance of the LOI. The $15,000 is refundable in the event the terms of the LOI are not met. Of the $500,000 funding, $135,000 is to be deposited to a trust account with The Diamond Cartel’s legal counsel for payment of outstanding payables, closing costs associated with the transaction and costs associated with raising capital for the Corporation. Once the Corporation raised a minimum of $4,500,000 after the completion of transaction, the President of The Diamond Cartel shall receive the remaining $350,000. During the nine months ended January 31, 2019, the Coporation provided $42,386 representing professional fees paid on behalf of The Diamond Cartel. The amounts received are non-repayable and The Diamond Cartel has recognized them as a capital contribution, included in additional paid-in capital as at January 31, 2019.

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

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities. We may not generate any operating revenues until after the completion of a business combination. There has been no significant change in our financial condition and no material adverse change has occurred since January 31, 2019. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

As of January 31, 2019 we owed Michel Atlidakis, our sole officer and director, $40,912 for expenses incurred on our behalf. The amount we owe Mr. Atlidakis is non-interest bearing, unsecured, and due on demand.

As of January 31, 2019, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

See Note 3 to our financial statements included as part of this report for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2019. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2019.

4

Changes in Internal Control over Financial Reporting

During the period ended January 31, 2019 there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE DIAMOND CARTEL, INC.

Dated: March 20, 2019	By:	/s/ Michel Atlidakis
Michel Atlidakis
Principal Executive Officer

	By:	/s/ Michel Atlidakis
Michel Atlidakis
Principal Financial and Accounting Officer

6