Form 10-K
period 2019-04-30
DIAMOND CARTEL INC
filed 2019-08-12
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: None

THE DIAMOND CARTEL, INC.

(Name of Small Business Issuer in its charter)

Delaware	80-0914174
(State of incorporation)	(IRS Employer Identification No.)

1586 Noah Bend, London, Ontario, Canada	N6G 0T2
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (519) 619-4370

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Non-accelerated filer	[X]

Accelerated filer	[ ]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [X] No [  ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The aggregate market value of the voting stock held by non-affiliates of the Company on October 31, 2018, was $-0.

As of July 31, 2019, the Company had 895,750 outstanding shares of common stock.

Documents incorporated by reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include but are not limited to, statements concerning our business strategy, plans and objectives, projected revenues, expenses, gross profit, income, and mix of revenue. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements.

Item 1. Business

We are currently a Blank Check Company incorporated on August 17, 2005 as a Delaware Corporation. We plan to acquire a privately held company using shares of our common stock. We have entered into a Letter of Intent with an unrelated third party. Except for this Letter of Intent, we have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with respect to identifying any business combination target.

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

We have entered into a Letter of Intent with an unrelated third party. Except for this Letter of Intent, we have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions with respect to identifying any business combination target. From the date of this prospectus, there have been no communications or discussions between any of our officers or directors and any of their potential contacts or relationships regarding a potential business combination. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business. Accordingly, there is no current basis for investors in this offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

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

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us. Although some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

None.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of July 31, 2019 there was no market for our common stock.

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

As of, July 31, 2019 we had 895,750 outstanding shares of common stock which were owned by approximately 40 shareholders of record.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities. We may not generate any operating revenues until after the completion of a business combination. There has been no significant change in our financial condition and no material adverse change has occurred since May 1, 2018. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

As of April 30, 2019 and 2018 we owed Mr. Atlidakis $43,368 and $41,049 respectively for expenses incurred on our behalf. The amount we owe Mr. Atlidakis is non-interest bearing, unsecured, and due on demand.

As of April 30, 2019, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

See Note 3 to our audited financial statements for the year ended April 30, 2019 for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See the financial statements attached to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2019. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2019 for the same reasons that the Company’s Internal Control over Financial Reporting was not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment management concluded that, as of April 30, 2019, our internal control over financial reporting was not effective for the following reasons:

●	Lack of appropriate segregation of duties,

●	Lack of control procedures that include multiple levels of supervision and review, and

●	An overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

Changes in Internal Control over Financial Reporting

During the year ended April 30, 2019 there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Michel Atlidakis	53	Chief Executive, Financial and Accounting Officer and a Director

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

Our director is not independent as that term is defined in section 803 of the listing standards of the NYSE MKT. Our director does not qualify as a financial expert as that term is defined by the Securities and Exchange Commission. We do not believe a financial expert is necessary since we did not have any revenues for the year ended April 30, 2019.

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

Item 11. Executive Compensation.

The following table sets forth in summary form the compensation paid to our officer during the two years ended April 30, 2019.

Name and Principal Position	Period	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Michel Atlidakis	2019	—	—	—	—	—	—
Chief Executive,	2018	—	—	—	—	—	—
Financial and Accounting Officer

We do not have any consulting or employment agreements with any of our officers or directors. As of July 10, 2019, we had no immediate plans to pay compensation for past services.

Our board of directors may increase the compensation paid to our officers depending upon a variety of factors, including the results of our future operations.

The following table shows the amount which we expect to pay to our executive officer during the twelve months ending July 31, 2019 and the amount of time this officer expects to devote to our business.

Name	Projected Compensation	Percentage of Time to be Devoted to Our Operations

Michel Atlidakis	—	10%

Stock Options. We have not granted any stock options as of July 10, 2019. In the future, we may grant stock options to our officers, directors, employees or consultants.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table shows the ownership, as of July 10, 2019, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	% of Outstanding Shares

Michel Atlidakis	556,625	62%

All officers and directors as a group (1 person)	556,625	62%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As at April 30, 2019 and 2018, we were indebted to Michel Atlidakis, our sole officer and director, for $43,368 and $41,049, respectively, for expenses incurred on our behalf. The amounts are non-interest bearing, unsecured, and due on demand.

Item 14. Principal Accountant Fees and Services.

Prager Metis CPA’s, LLC was our principal accountant for the years ended April 30, 2019 and Paritz & Company P.A. was our principal accountant for the year ended April 30, 2018. The following shows the accounting fees we paid to our principal accountants during the years ended April 30, 2019 and 2018.

10

	2019		2018

Audit Fees		$9,000	$8,500
Audit-Related Fees	$		$–
Tax Fees	$		$–

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

April 30, 2019 and 2018

12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of The Diamond Cartel, Inc.

London, Ontario, Canada

Opinion on the Financial Statements

We have audited the accompanying balance sheet of The Diamond Cartel, Inc. (the “Company”) as of April 30, 2019, and the related statements of operations, statement of stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 to the financial statement the Company has not generated any revenues since inception. As of April 30, 2019, the Company has a working capital deficiency of $97,268 and accumulated losses of $551,484. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management plans regarding these matters are also disclosed in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018.
Hackensack, NJ
August 9, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of The Diamond Cartel, Inc.

London, Ontario, Canada

Opinion on the Financial Statements

We have audited the accompanying balance sheet of The Diamond Cartel, Inc. (the “Company”) as of April 30, 2018, and the related statements of operations, statement of stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has not generated any revenue and has accumulated losses since inception. The Company also had a working capital deficit. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2017.
Hackensack, NJ
August 10, 2018,

The Diamond Cartel Inc.

Balance Sheets

	April 30, 2019	April 30, 2018

ASSETS

Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$11,680	$28,936
Due to related party	43,368	41,049
Advances payable	42,220	–

Total Liabilities	97,268	69,985

Stockholders’ Deficit

Preferred Stock, 946,000 shares authorized, $0.001 par value; no shares issued and outstanding at April 30, 2019 and 2018	–	–

Preferred stock – Series A, 54,000 shares authorized, $0.001 par value, 0.48 shares issued and outstanding at April 30, 2019 and 2018	–	–

Common stock, 200,000,000 shares authorized, $0.0001 par value; 895,750 shares issued and outstanding at April 30, 2019 and 2018	90	90

Additional paid-in capital	454,126	454,126

Accumulated deficit	(551,484)	(524,201)

Total Stockholders’ Deficit	(97,268)	(69,985)

Total Liabilities and Stockholders’ Deficit	$–	$–

The accompanying notes are an integral part of these financial statements

F-3

The Diamond Cartel Inc.

Statements of Operations

	Year Ended April 30, 2019	Year Ended April 30, 2018

Revenue	$–	$–

Expenses

General and administrative	27,283	41,788

Net Loss before provision for income tax	(27,283)	(41,788)

Provision for income tax	–	–
Net Loss	(27,283)	(41,788)

Net Loss Per Common Share – Basic and Diluted	$(0.03)	$(0.05)

Weighted Average Number of Common Shares Outstanding	895,750	895,750

The accompanying notes are an integral part of these financial statements

The Diamond Cartel Inc.

Statements of Shareholders’ Deficit

	Preferred Stock #	Preferred Stock $	Common Stock #	Common Stock $	Additional Paid-In Capital $	Accumulated Deficit $	Total $

Balance – April 30, 2017	0.48	–	895,750	90	454,126	(482,413)	(28,197)

Net loss for the year	–	–	–	–	–	(41,788)	(41,788)

Balance – April 30, 2018	0.48	–	895,750	90	454,126	(524,201)	(69,985)

Net loss for the year	–	–	–	–	–	(27,283)	(27,283)

Balance – April 30, 2019	0.48	–	895,750	90	454,126	(551,484)	(97,268)

The accompanying notes are an integral part of these financial statements

The Diamond Cartel Inc.

Statements of Cash Flows

	Year Ended April 30, 2019	Year Ended April 30, 2018
	$	$

Operating Activities:

Net loss	(27,283)	(41,788)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain on amount due to related party	(256)	–

Changes in operating assets and liabilities:	–	–
Accounts payable and accrued liabilities	(17,256)	18,760
Advances payable	42,220	–

Net Cash Used in Operating Activities	(2,575)	(23,028)

Financing Activities:

Proceeds of loan from related party	2,575	23,028

Net Cash Provided by Financing Activities	2,575	23,028

Change in Cash	–	–

Cash – Beginning of Year	–	–

Cash – End of Year	–	–

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

Supplemental Non-Cash Transactions
Expenses paid on behalf of the Company by third party	42,220	–

The accompanying notes are an integral part of these financial statements

The Diamond Cartel Inc.

Notes to Financial Statements

Years ended April 30, 2019 and 2018

1.	Business Description

The Diamond Cartel Inc. (the “Company”) was incorporated in the State of Delaware on August 17, 2005. The Company is a Blank Check Company which plans to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business with one or more businesses. As of July 14, 2018 the Company had entered into a Letter of Intent with an unrelated third party (See Note 4). Except for this Letter of Intent, the Company has not identified any business combination target and has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception. As of April 30, 2019, the Company has a working capital deficiency of $97,268 and has accumulated losses of $551,484 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

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

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See Note 5.

f)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2019 and 2018, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company has implemented all new pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.	Advances Payable

On July 14, 2018, the Company executed a Letter of Intent (the “LOI”) with a Corporation registered in the country of Chile (“Corporation”). Pursuant to the LOI, the Corporation agreed to exchange 100% of its total issued and outstanding shares for 13,056,626 shares of common stock of the Company. In addition, the Corporation agreed to provide funding of $500,000 and to enter into a consulting contract with the President of Company. Of the $500,000 funding, $15,000 shall be payable to the President of the Company immediately upon acceptance of the LOI. The $15,000 is refundable in the event the terms of the LOI are not met. Of the $500,000 funding, $135,000 is to be deposited to a trust account with the Company’s legal counsel for payment of outstanding payables, closing costs associated with the transaction and costs associated with raising capital for the Corporation. Once the Corporation raised a minimum of $4,500,000 after the completion of transaction, the President of the Company shall receive the remaining $350,000. During the year ended April 30, 2019, the Corporation provided $42,220 representing professional fees paid on behalf of the Company. The Company has recognized them as advances payable as of April 30, 2019.

5.	Related Party Transactions

As at April 30, 2019 and 2018, the Company was indebted to the President of the Company for $43,368 and $41,049, respectively, for expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

6.	Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 35% for the period from inception to April 30, 2018 and 21% for the period ending April 30, 2019 to the Company’s effective tax rate is as follows:

	2019	2018

US Statutory Rate	21%	35%
Tax benefit at U.S. statutory rate	$5,729	$14,625
Change in valuation allowance	(5,729)	(14,625)

Net deferred income tax asset	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at April 30, 2019 and 2018 are as follows:

	2019	2018

Net operating loss:	115,812	183,470
Valuation allowance	(115,812)	(183,470)

	$–	$–

Change in valuation allowance:

Balance, prior year	$(183,470)	$(168,845)
Effect of change in tax rate	73,388	–
Increase in valuation allowance	(5,729)	(14,625)

Balance, current year	$(115,812)	$(183,470)

The Company has approximately $551,484 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years. Of the net operating loss from the Company’s operations, $524,201 can be carried forward for twenty years and $27,283 can be carried forward with no time limit from the year of initial loss pursuant to US laws and regulations. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

7.	Subsequent Events

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

THE DIAMOND CARTEL, INC.

Dated: August 9, 2019	By:	/s/ Michel Atlidakis
Michel Atlidakis
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michel Atlidakis	Principal Executive, Financial and Accounting	August 9, 2019
Michel Atlidakis	Officer and a Director

13