Form 10-K
period 2020-04-30
DIAMOND CARTEL INC
filed 2020-08-13
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: None

THE DIAMOND CARTEL, INC.

 (Name of Small Business Issuer in its charter)

Delaware	80-0914174
(State of incorporation)	(IRS Employer Identification No.)

1586 Noah Bend, London, Ontario, Canada	N6G 0T2
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (519) 619-4370

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol	on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☒   No ☐

The aggregate market value of the voting stock held by non-affiliates of the Company on October 31, 2019, was $-0.

As of August 12, 2020, the Company had 895,750 outstanding shares of common stock.

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

•	High-Growth Markets. We will seek out opportunities in faster-growing segments of developed markets and emerging international markets.

•	Business with Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have multiple, diverse potential drivers of revenue and earnings growth, including but not limited to a combination of development, production, digital and distribution capabilities and balance sheet management. We will focus on assets that currently are undervalued or sub-optimally managed, including those undergoing debt or operational restructuring, where our management is well-positioned to unlock their value.

•	Companies with Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong and stable free cash flow.

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

The agreement with the shareholders of the target entity will provide, among other things, that our offer to exchange shares of our common stock for shares of the target entity is subject to:

•	The shareholder’s receipt of the post-effective amendment;

•	The shareholders of the target entity owning a certain percentage of the outstanding shares of the target entity affirming the exchange of their shares for the shares of our common stock. The percentage required for affirmation will be negotiated between us and the target entity.

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

We will determine the value of any business we acquire based upon:

•	the value of the assets less the liabilities of the business;

•	the anticipated earnings of the business, or

•	a combination of the foregoing.

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

As of August 12, 2020 there was no market for our common stock.

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

As of, August 12, 2020 we had 895,750 outstanding shares of common stock which were owned by approximately 40 shareholders of record.

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

As of April 30, 2020 and 2019 we owed Mr. Atlidakis $77,544 and $43,368 respectively for expenses incurred on our behalf. The amount we owe Mr. Atlidakis is non-interest bearing, unsecured, and due on demand.

As of April 30, 2020, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

See Note 3 to our audited financial statements for the year ended April 30, 2020 for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

See the financial statements attached to this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2020. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2020 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment management concluded that, as of April 30, 2020, our internal control over financial reporting was not effective for the following reasons:

•	Lack of appropriate segregation of duties,

•	Lack of control procedures that include multiple levels of supervision and review, and

•	An overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

 Changes in Internal Control over Financial Reporting

During the year ended April 30, 2020 there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our director is not independent as that term is defined in section 803 of the listing standards of the NYSE MKT. Our director does not qualify as a financial expert as that term is defined by the Securities and Exchange Commission. We do not believe a financial expert is necessary since we did not have any revenues for the year ended April 30, 2020.

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

Item 11.  Executive Compensation.

The following table sets forth in summary form the compensation paid to our officer during the two years ended April 30, 2020.

				Stock	Option	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation
Position	Period	(1)	(2)	(3)	(4)	(5)	Total

Michel Atlidakis	2020	--	--	--	--	--	--
Chief Executive, Financial and Accounting Officer	2019	--	--	--	--	--	--

We do not have any consulting or employment agreements with any of our officers or directors. As of July 10, 2020, we had no immediate plans to pay compensation for past services.

Our board of directors may increase the compensation paid to our officers depending upon a variety of factors, including the results of our future operations.

The following table shows the amount which we expect to pay to our executive officer during the twelve months ending July 31, 2021 and the amount of time this officer expects to devote to our business.

Name	Projected Compensation	Percentage of Time to be Devoted to Our Operations

Michel Atlidakis	--	10%

Stock Options. We have not granted any stock options as of August 12, 2020. In the future, we may grant stock options to our officers, directors, employees or consultants.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table shows the ownership, as of August 12, 2020, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	% of Outstanding Shares

Michel Atlidakis	556,625	62%

All officers and directors as a group (1 person)	556,625	62%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As at April 30, 2020 and 2019, we were indebted to Michel Atlidakis, our sole officer and director, for $77,544 and $43,368, respectively, for expenses incurred on our behalf. The amounts are non-interest bearing, unsecured, and due on demand.

Item 14.  Principal Accountant Fees and Services.

Prager Metis CPA’s, LLC was our principal accountant for the years ended April 30, 2020 and 2019.  The following shows the accounting fees we paid Prager Metis during the years ended April 30, 2020 and 2019.

	2020		2019

Audit Fees		$12,900	$9,000
Audit-Related Fees	$		$–
Tax Fees	$		$–

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

April 30, 2020 and 2019

To the Board of Directors and
Stockholders of The Diamond Cartel, Inc.

London, Ontario, Canada

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Diamond Cartel, Inc. (the “Company”) as of April 30, 2020 and 2019, and the related statements of operations, statement of stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 to the financial statement the Company has not generated any revenues since inception. As of April 30, 2020, the Company has a working capital deficiency of $126,942 and accumulated losses of $581,158. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management plans regarding these matters are also disclosed in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hackensack, NJ

August 7, 2020

The Diamond Cartel Inc.

Balance Sheets

	April 30 2020	April 30, 2019

ASSETS

Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$7,062	$11,680
Due to related party	77,544	43,368
Advances payable	42,336	42,220

Total Liabilities	126,942	97,268

Stockholders’ Deficit

Preferred Stock, 946,000 shares authorized, $0.001 par value; no shares issued and outstanding at April 30, 2020 and 2019	–	–

Preferred stock – Series A, 54,000 shares authorized, $0.001 par value, 0.48 shares issued and outstanding at April 30, 2020 and 2019	–	–

Common stock, 200,000,000 shares authorized, $0.0001 par value; 895,750 shares issued and outstanding at April 30, 2020 and 2019	90	90

Additional paid-in capital	454,126	454,126

Accumulated deficit	(581,158)	(551,484)

Total Stockholders’ Deficit	(126,942)	(97,268)

Total Liabilities and Stockholders’ Deficit	$–	$–

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Statements of Operations

	Year Ended April 30,	Year Ended April 30,
	2020	2019

Revenue	$–	$–

Expenses

General and administrative	29,674	27,283

Net Loss before provision for income tax	(29,674)	(27,283)

Provision for income tax	–	–
Net Loss	(29,674)	(27,283)

Net Loss Per Common Share – Basic and Diluted	$(0.03)	$(0.03)

Weighted Average Number of Common Shares Outstanding	895,750	895,750

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Statements of Shareholders’ Deficit

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2018	0.48	–	895,750	90	454,126	(524,201)	(69,985)

Net loss for the year	–	–	–	–	–	(27,283)	(27,283)

Balance – April 30, 2019	0.48	–	895,750	90	454,126	(551,484)	(97,268)

Net loss for the year	–	–	–	–	–	(29,674)	(29,674)

Balance – April 30, 2020	0.48	–	895,750	90	454,126	(581,158)	(126,942)

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Statements of Cash Flows

	Year Ended April 30,	Year Ended April 30,
	2020	2019
	$	$

Operating Activities:

Net loss	(29,674)	(27,283)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain on amount due to related party	268	(256)

Changes in operating assets and liabilities:	–	–
Accounts payable and accrued liabilities	–	(17,256)
Advances payable	(4,700)	42,220

Net Cash Used in Operating Activities	(34,106)	(2,575)

Financing Activities:

Proceeds of loan from related party	34,106	2,575

Net Cash Provided by Financing Activities	34,106	2,575

Change in Cash	–	–

Cash – Beginning of Year	–	–

Cash – End of Year	–	–

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

Supplemental Non-Cash Transactions
Expenses paid on behalf of the Company by third party	–	42,220

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Notes to the Financial Statements

April 30, 2020 and 2019

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

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception. As of April 30, 2020, the Company has a working capital deficiency of $126,942 and has accumulated losses of $581,158 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or ability to raise funds. Management continues to monitor the situation.

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

The Diamond Cartel Inc.

Notes to the Financial Statements

April 30, 2020 and 2019

e)	Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See Note 5.

f)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2020 and 2019, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

April 30, 2020 and 2019

4.	Advances Payable

On July 14, 2018, the Company executed a Letter of Intent (the “LOI”) with a Corporation registered in the country of Chile (“Corporation”). Pursuant to the LOI, the Corporation agreed to exchange 100% of its total issued and outstanding shares for 13,056,626 shares of common stock of the Company. In addition, the Corporation agreed to provide funding of $500,000 and to enter into a consulting contract with the President of Company. Of the $500,000 funding, $15,000 shall be payable to the President of the Company immediately upon acceptance of the LOI. The $15,000 is refundable in the event the terms of the LOI are not met. Of the $500,000 funding, $135,000 is to be deposited to a trust account with the Company’s legal counsel for payment of outstanding payables, closing costs associated with the transaction and costs associated with raising capital for the Corporation. Once the Corporation raised a minimum of $4,500,000 after the completion of transaction, the President of the Company shall receive the remaining $350,000. As at April 30, 2020, the Corporation provided $42,336 (2019 - $42,220) representing professional fees paid on behalf of the Company. The Company has recognized them in advances payable as at April 30, 2020 and 2019.

5.	Related Party Transactions

As at April 30, 2020 and 2019, the Company was indebted to the President of the Company for $77,544 and $43,368, respectively, for expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

6.	Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ending April 30, 2020 and 2019 to the Company’s effective tax rate is as follows:

	2020	2019

US Statutory Rate	21%	21%
Tax benefit at U.S. statutory rate	$6,231	$5,729
Change in valuation allowance	(6,231)	(5,729)

Net deferred income tax asset	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at April 30, 2020 and 2019 are as follows:

	2020	2019

Net operating loss:	122,043	115,812
Valuation allowance	(122,043)	(115,812)

	$–	$–

Change in valuation allowance:

Balance, prior year	$(115,812)	$(183,470)
Effect of change in tax rate	–	73,388
Increase in valuation allowance	(6,231)	(5,730)

Balance, current year	$(122,043)	$(115,812)

The Company has approximately $581,158 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire between fiscal 2025 and 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Diamond Cartel Inc.

Notes to the Financial Statements

April 30, 2020 and 2019

The Company’s net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

7.	Subsequent Events

Management has evaluated subsequent events through the date that these financial statements were issued. There have been no events that would require adjustment to or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DIAMOND CARTEL, INC.

Dated: August 12, 2020	By:	/s/ Michel Atlidakis
Michel Atlidakis
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michel Atlidakis	Principal Executive, Financial and Accounting Officer and a Director	August 12, 2020
Michel Atlidakis