Form 10-Q
period 2020-10-31
DIAMOND CARTEL INC
filed 2020-12-17
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by a checkmark whether the registrant has submitted electronically, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☑ No ☐

As of December 15, 2020, the registrant had 895,750 outstanding shares of common stock.

FORM 10-Q

The Diamond Cartel Inc.

Balance Sheets

(unaudited)

	October 31, 2020	April 30, 2020

ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$7,413	$7,062
Due to related party	95,907	77,544
Advances payable	42,283	42,336

Total Liabilities	145,603	126,942

Stockholders’ Deficit

Preferred Stock, 946,000 shares authorized, $0.001 par value; no shares issued and outstanding at October 31, 2020 and April 30, 2020	—	—

Preferred stock – Series A, 54,000 shares authorized, $0.001 par value, 0.48 shares issued and outstanding at October 31, 2020 and April 30, 2020	—	—

Common stock, 200,000,000 shares authorized, $0.0001 par value; 895,750 shares issued and outstanding at October 31, 2020 and April 30, 2020	90	90

Additional paid-in capital	454,126	454,126

Accumulated deficit	(599,819)	(581,158)

Total Stockholders’ Deficit	(145,603)	(126,942)

Total Liabilities and Stockholders’ Deficit	$—	$—

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Statements of Operations

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31
	2020	2019	2020	2019

Revenue	$—	$—	$—	$—

Expenses

General and administrative	6,762	8,589	18,661	19,878

Net Loss before provision for income tax	(6,762)	(8,589)	(18,661)	(19,878)

Provision for income tax	—	—	—	—

Net Loss	(6,762)	(8,589)	(18,661)	(19,878)

Net Loss Per Common Share Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding	895,750	895,750	895,750	895,750

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Statements of Shareholders’ Deficit

(unaudited)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Six Months Ended

Balance – April 30, 2020	0.48	—	895,750	90	$454,126	$(581,158)	$(126,942)

Net loss for the period	—	—	—	—	—	(18,661)	(18,661)

Balance – October 31, 2020	0.48	—	895,750	90	454,126	(599,819)	(145,603)

Balance – April 30, 2019	0.48	—	895,750	90	454,126	(551,484)	(97,268)

Net loss for the period	—	—	—	—	—	(19,878)	(19,878)

Balance – October 31, 2019	0.48	—	895,750	90	454,126	(571,362)	(117,146)

Three Months Ended

Balance – July 31, 2020	0.48	—	895,750	90	454,126	(593,057)	(138,841)

Net loss for the period	—	—	—	—	—	(6,762)	(6,762)

Balance – October 31, 2020	0.48	—	895,750	90	454,126	(599,819)	(145,603)

Balance – July 31, 2019	0.48	—	895,750	90	454,126	(562,773)	(108,557)

Net loss for the period	—	—	—	—	—	(8,589)	(8,589)

Balance – October 31, 2019	0.48	—	895,750	90	$454,126	$(571,362)	$(117,146)

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Statements of Cash Flows

(unaudited)

	Six Months Ended October 31,	Six Months Ended October 31,
	2020	2019

Operating Activities:

Net loss	$(18,661)	$(19,878)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain on amount due to related party	(122)	311

Changes in operating assets and liabilities:	—	—
Accounts payable and accrued liabilities	365	5,895

Net Cash Used in Operating Activities	(18,418)	(13,672)

Financing Activities:

Proceeds of loan from related party	18,418	13,672

Net Cash Provided by Financing Activities	18,418	13,672

Change in Cash	—	—

Cash – Beginning of Period	—	—

Cash – End of Period	—	—

Supplemental Disclosures:

Interest paid	—	—
Income taxes paid	—	—

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Notes to the Financial Statements

October 31, 2020

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

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception. As of October 31, 2020, the Company has a working capital deficiency of $145,603 and has accumulated losses of $599,819 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at October 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended October 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included elsewhere in this filing for the years ended April 30, 2020 and 2019. The Company has an April 30 year-end.

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

October 31, 2020

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

On July 14, 2018, the Company executed a Letter of Intent (the “LOI”) with a Corporation registered in the country of Chile (“Corporation”). Pursuant to the LOI, the Corporation agreed to exchange 100% of its total issued and outstanding shares for 13,056,626 shares of common stock of the Company. In addition, the Corporation agreed to provide funding of $500,000 and to enter into a consulting contract with the President of Company. Of the $500,000 funding, $15,000 shall be payable to the President of the Company immediately upon acceptance of the LOI. The $15,000 is refundable in the event the terms of the LOI are not met. Of the $500,000 funding, $135,000 is to be deposited to a trust account with the Company’s legal counsel for payment of outstanding payables, closing costs associated with the transaction and costs associated with raising capital for the Corporation. Once the Corporation raised a minimum of $4,500,000 after the completion of transaction, the President of the Company shall receive the remaining $350,000. As at October 31, 2020, the Corporation provided $42,283 (April 30, 2020 - $42,336) representing professional fees paid on behalf of the Company. The Company has recognized them in advances payable as at October 31, 2020 and April 30, 2020.

5.	Related Party Transactions

As at October 31, 2020 and April 30, 2020, the Company was indebted to the President of the Company for $95,907 and $77,544, respectively, for expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

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

As of October 31, 2020, we owed Michel Atlidakis, our sole officer and director, $95,907 for expenses incurred on our behalf. The amount we owe Mr. Atlidakis is non-interest bearing, unsecured, and due on demand.

As of October 31, 2020, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

See Note 3 to our financial statements included as part of this report for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2020. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2020.

Changes in Internal Control over Financial Reporting

During the period ended October 31, 2020 there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE DIAMOND CARTEL, INC.

Dated: December 15, 2020	By:	/s/ Michel Atlidakis
Michel Atlidakis
Principal Executive Officer

	By:	/s/ Michel Atlidakis
Michel Atlidakis
Principal Financial and Accounting Officer