Form 10-Q
period 2021-01-31
DIAMOND CARTEL INC
filed 2021-03-16
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by a checkmark whether the registrant has submitted electronically every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☑ No ☐

As of March 10, 2021, the registrant had 895,750 outstanding shares of common stock.

FORM 10-Q

The Diamond Cartel Inc.

January 31, 2021

The Diamond Cartel Inc.

Balance Sheets

	January 31, 2021 (unaudited)	April 30, 2020
ASSETS
Prepaid expenses	$1,850	$—

Total Assets	1,850	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$6,845	$7,062
Due to related party	105,156	77,544
Advances payable	42,612	42,336

Total Liabilities	154,613	126,942

Stockholders’ Deficit

Preferred Stock, 946,000 shares authorized, $0.001 par value; no shares issued and outstanding at January 31, 2021 and April 30, 2020	—	—

Preferred stock – Series A, 54,000 shares authorized, $0.001 par value, 0.48 shares issued and outstanding at January 31, 2021 and April 30, 2020	—	—

Common stock, 200,000,000 shares authorized, $0.0001 par value; 895,750 shares issued and outstanding at January 31, 2021 and April 30, 2020	90	90

Additional paid-in capital	454,126	454,126

Accumulated deficit	(606,979)	(581,158)

Total Stockholders’ Deficit	(152,763)	(126,942)

Total Liabilities and Stockholders’ Deficit	$1,850	$—

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Statements of Operations

(unaudited)

	Three Months Ended January 31,	Three Months Ended January 31,	Nine Months Ended January 31,	Nine Months Ended January 31
	2021	2020	2021	2020

Revenue	$—	$—	$—	$—

Expenses

General and administrative	7,160	6,375	25,821	26,253

Net Loss before provision for income tax	(7,160)	(6,375)	(25,821)	(26,253)

Provision for income tax	—	—	—	—

Net Loss	(7,160)	(6,375)	(25,821)	(26,253)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted Average Number of Common Shares Outstanding	895,750	895,750	895,750	895,750

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Statements of Shareholders’ Deficit

(unaudited)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance – April 30, 2020	0.48	$—	895,750	$90	$454,126	$(581,158)	$(126,942)

Net loss for the period	—	—	—	—	—	(25,821)	(25,821)

Balance – January 31, 2021	0.48	—	895,750	90	454,126	(606,979)	(152,763)
Balance – April 30, 2019	0.48	—	895,750	90	454,126	(551,484)	(97,268)

Net loss for the period	—	—	—	—	—	(26,253)	(26,253)

Balance – January 31, 2020	0.48	—	895,750	90	454,126	(577,737)	(123,521)
Balance – October 31, 2020	0.48	—	895,750	90	454,126	(599,819)	(145,603)

Net loss for the period	—	—	—	—	—	(7,160)	(7,160)

Balance – January 31, 2021	0.48	—	895,750	90	454,126	(606,979)	(152,763)
Balance – October 31, 2019	0.48	—	895,750	90	454,126	(571,362)	(117,146)

Net loss for the period	—	—	—	—	—	(6,375)	(6,375)

Balance – January 31, 2020	0.48	$—	895,750	$90	$454,126	$(577,737)	$(123,521)

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Statements of Cash Flows

(unaudited)

	Nine Months Ended January 31,	Nine Months Ended January 31,
	2021	2020

Operating Activities:

Net loss	$(25,821)	$(26,253)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain on amount due to related party	1,112	234

Changes in operating assets and liabilities:	—	—
Prepaid expenses	(1,850)	—
Accounts payable and accrued liabilities	(595)	3,099

Net Cash Used in Operating Activities	(27,154)	(22,920)

Financing Activities:

Proceeds of loan from related party	27,154	22,920

Net Cash Provided by Financing Activities	27,154	22,920

Change in Cash	—	—

Cash – Beginning of Period	—	—

Cash – End of Period	$—	$—

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception. As of January 31, 2021, the Company has a working capital deficiency of $152,763 and has accumulated losses of $606,979 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at January 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended January 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included elsewhere in this filing for the years ended April 30, 2020 and 2019. The Company has an April 30 year-end.

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

On July 14, 2018, the Company executed a Letter of Intent (the “LOI”) with a Corporation registered in the country of Chile (“Corporation”). Pursuant to the LOI, the Corporation agreed to exchange 100% of its total issued and outstanding shares for 13,056,626 shares of common stock of the Company. In addition, the Corporation agreed to provide funding of $500,000 and was to enter into a consulting contract with the President of Company. Of the $500,000 funding, $15,000 was payable to the President of the Company immediately upon acceptance of the LOI. The $15,000 is refundable in the event the terms of the LOI were not met. Of the $500,000 funding, $135,000 was to be deposited to a trust account with the Company’s legal counsel for payment of outstanding payables, closing costs associated with the transaction and costs associated with raising capital for the Company. Once the Company raised a minimum of $4,500,000 after the completion of the transaction, the President of the Company was to receive the remaining $350,000. As at January 31, 2021, the Company recorded on its balance sheets advances payable of $42,612 (April 30, 2020 - $42,336) representing professional fees paid on behalf of the Company.

5.	Related Party Transactions

As at January 31, 2021 and April 30, 2020, the Company was indebted to the President of the Company for $105,156 and $77,544, respectively, for expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

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

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities. We may not generate any operating revenues until after the completion of a business combination. There has been no significant change in our financial condition and no material adverse change has occurred since October 31, 2020. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

As of January 31, 2021, we owed Michel Atlidakis, our sole officer and director, $105,156 for expenses incurred on our behalf. The amount we owe Mr. Atlidakis is non-interest bearing, unsecured, and due on demand.

As of January 31, 2021, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

See Note 3 to our financial statements included as part of this report for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2021. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2021.

Changes in Internal Control over Financial Reporting

During the period ended January 31, 2021 there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE DIAMOND CARTEL, INC.

Dated: March 15, 2021	By:	/s/ Michel Atlidakis
Michel Atlidakis
Principal Executive Officer

By:	/s/ Michel Atlidakis
Michel Atlidakis
Principal Financial and Accounting Officer