Form 10-K
period 2021-04-30
DIAMOND CARTEL INC
filed 2021-08-11
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: None

THE DIAMOND CARTEL, INC.

 (Name of Small Business Issuer in its charter)

Delaware	80-0914174
(State of incorporation)	(IRS Employer Identification No.)

1586 Noah Bend, London, Ontario, Canada	N6G 0T2
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (519) 619-4370

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2021, the Company had 895,750 outstanding shares of common stock.

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

As of August 11, 2021 there was no market for our common stock.

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

As of August 11, 2021, we had 895,750 outstanding shares of common stock which were owned by approximately 40 shareholders of record.

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

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities. We may not generate any operating revenues until after the completion of a business combination. There has been no significant change in our financial condition and no material adverse change has occurred during the last several years. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

As of April 30, 2021 and 2020 we owed Mr. Atlidakis $108,411 and $77,544 respectively for expenses incurred on our behalf. The amount we owe Mr. Atlidakis is non-interest bearing, unsecured, and due on demand.

As of April 30, 2021, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

See Note 3 to our audited financial statements for the year ended April 30, 2021 for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

See the financial statements attached to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2021. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2021 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment management concluded that, as of April 30, 2021, our internal control over financial reporting was not effective for the following reasons:

●	Lack of appropriate segregation of duties,

●	Lack of control procedures that include multiple levels of supervision and review, and

●	An overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

 Changes in Internal Control over Financial Reporting

During the year ended April 30, 2021 there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Michel Atlidakis	55	Chief Executive, Financial and Accounting Officer and a Director

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

Our director is not independent as that term is defined in section 803 of the listing standards of the NYSE MKT. Our director does not qualify as a financial expert as that term is defined by the Securities and Exchange Commission. We do not believe a financial expert is necessary since we did not have any revenues for the year ended April 30, 2021.

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

Item 11. Executive Compensation.

The following table sets forth in summary form the compensation paid to our officer during the two years ended April 30, 2021.

Name and Principal Position	Period	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Michel Atlidakis	2021	--	--	--	--	--	--
Chief Executive, Financial and Accounting Officer	2020	--	--	--	--	--	--

We do not have any consulting or employment agreements with any of our officers or directors. As of August __, 2021, we had no immediate plans to pay compensation for past services.

Our board of directors may increase the compensation paid to our officers depending upon a variety of factors, including the results of our future operations.

The following table shows the amount which we expect to pay to our executive officer during the twelve months ending July 31, 2022 and the amount of time this officer expects to devote to our business.

Name	Projected Compensation	Percentage of Time to be Devoted to Our Operations

Michel Atlidakis	--	10%

Stock Options. We have not granted any stock options. In the future, we may grant stock options to our officers, directors, employees or consultants.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table shows the ownership, as of August 11, 2021, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	% of Outstanding Shares

Michel Atlidakis	556,625	62%

All officers and directors as a group (1 person)	556,625	62%

Mr. Atlidakis has agreed to sell all of his shares of the Company’s common stock to an unrelated third party. The sale of the shares is expected to take place in September 2021.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As at April 30, 2021 and 2020, we were indebted to Michel Atlidakis, our sole officer and director, for $108,411 and $77,544, respectively, for expenses incurred on our behalf. The amounts are non-interest bearing, unsecured, and due on demand.

Item 14.  Principal Accountant Fees and Services.

Prager Metis CPA’s, LLC was our principal accountant for the years ended April 30, 2021 and 2020. The following shows the accounting fees we paid Prager Metis during the years ended April 30, 2021 and 2020.

	2021		2020

Audit Fees		$11,400	$12,900
Audit-Related Fees	$	________	$--
Tax Fees	$	________	$--

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

Item 16.  Form 10-K Summary.

None.

The Diamond Cartel Inc.

April 30, 2021 and 2020

To the Board of Directors and
Stockholders of The Diamond Cartel, Inc.

London, Ontario, Canada

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Diamond Cartel, Inc. (the “Company”) as of April 30, 2021 and 2020, and the related statements of operations, statement of shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement the Company has not generated any revenues since inception. As of April 30, 2021, the Company has a working capital deficiency of $159,921 and accumulated losses of $614,137. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management plans regarding these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters for current period.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018.

Hackensack, NJ

August 11, 2021

The Diamond Cartel Inc.

Balance Sheets

	April 30, 2021	April 30, 2020
ASSETS

Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$8,565	$7,062
Due to related party	108,411	77,544
Advances payable	42,945	42,336

Total Liabilities	159,921	126,942

Stockholders’ Deficit

Preferred Stock, 946,000 shares authorized, $0.001 par value; no shares issued and outstanding at April 30, 2021 and 2020	–	–

Preferred stock – Series A, 54,000 shares authorized, $0.001 par value, 0.48 shares issued and outstanding at April 30, 2021 and 2020	–	–

Common stock, 200,000,000 shares authorized, $0.0001 par value; 895,750 shares issued and outstanding at April 30, 2021 and 2020	90	90

Additional paid-in capital	454,126	454,126

Accumulated deficit	(614,137)	(581,158)

Total Stockholders’ Deficit	(159,921)	(126,942)

Total Liabilities and Stockholders’ Deficit	$–	$–

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Statements of Operations

	Year Ended April 30,	Year Ended April 30
	2021	2020

Revenue	$–	$–

Expenses

General and administrative	32,979	29,674

Net Loss before provision for income tax	(32,979)	(29,674)

Provision for income tax	–	–

Net Loss	(32,979)	(29,674)

Net Loss Per Common Share – Basic and Diluted	$(0.04)	$(0.03)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	895,750	895,750

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Statements of Shareholders’ Deficit

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance – April 30, 2019	0.48	$–	895,750	$90	$454,126	$(551,484)	$(97,268)

Net loss for the year	–	–	–	–	–	(29,674)	(29,674)

Balance – April 30, 2020	0.48	–	895,750	90	454,126	(581,158)	(126,942)

Net loss for the year	–	–	–	–	–	(32,979)	(32,979)

Balance – April 30, 2021	0.48	$–	895,750	$90	$454,126	$(614,137)	$(159,921)

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Statements of Cash Flows

	Year Ended April 30,	Year Ended April 30
	2021	2020

Operating Activities:

Net loss	$(32,979)	$(29,674)

Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized foreign currency exchange gain	1,835	268

Changes in operating assets and liabilities:	–	–
Accounts payable and accrued liabilities	1,340	(4,700)

Net Cash Used in Operating Activities	(29,804)	(34,106)

Financing Activities:

Proceeds of loan from related party	29,804	34,106

Net Cash Provided by Financing Activities	29,804	34,106

Change in Cash	–	–

Cash – Beginning of Year	–	–

Cash – End of Year	$–	$–

Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these financial statements)

THE DIAMOND CARTEL, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 2021 and 2020

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

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception. As of April 30, 2021, the Company has a working capital deficiency of $159,921 and has accumulated losses of $614,137 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

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

THE DIAMOND CARTEL, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 2021 and 2020

(continued)

3.	Summary of Significant Accounting Policies (continued)

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

f)	Income Taxes

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

g)	Fair value

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

THE DIAMOND CARTEL, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 2021 and 2020

(continued)

3.	Summary of Significant Accounting Policies (continued)

h)	Recent Accounting Pronouncements

The Company has implemented all new pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.	Advances Payable

On July 14, 2018, the Company executed a Letter of Intent (the “LOI”) with a Corporation registered in the country of Chile (“Corporation”). Pursuant to the LOI, the Corporation agreed to exchange 100% of its total issued and outstanding shares for 13,056,626 shares of common stock of the Company. In addition, the Corporation agreed to provide funding of $500,000 and to enter into a consulting contract with the President of Company. Of the $500,000 funding, $15,000 was payable to the President of the Company immediately upon acceptance of the LOI. The $15,000 was refundable in the event the terms of the LOI were not met. Of the $500,000 funding, $135,000 was to be deposited to a trust account with the Company’s legal counsel for payment of outstanding payables, closing costs associated with the transaction and costs associated with raising capital for the Company. Once the Company raised a minimum of $4,500,000 after the completion the transaction, the President of the Company was to receive the remaining $350,000. As at April 30, 2021, the Company recorded on its balance sheets advances payable of $42,945 (2020 - $42,336) representing professional fees paid on behalf of the Company.

5.	Related Party Transactions

As at April 30, 2021 and 2020, the Company was indebted to the President of the Company for $108,411 and $77,544, respectively, for expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

6.	Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ending April 30, 2021 and 2020 to the Company’s effective tax rate is as follows:

	2021	2020

US Statutory Rate	21%	21%
Tax benefit at U.S. statutory rate	$6,926	$6,231
Change in valuation allowance	(6,926)	(6,231)

Net deferred income tax asset	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at April 30, 2021 and 2020 are as follows:

	2021	2020

Net operating loss:	128,969	122,043
Valuation allowance	(128,969)	(122,043)

	$–	$–

Change in valuation allowance:

Balance, prior year	$(122,043)	$(115,812)
Effect of change in tax rate	–	–
Increase in valuation allowance	(6,926)	(6,231)

Balance, current year	$(128,969)	$(122,043)

THE DIAMOND CARTEL, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 2021 and 2020

(continued)

6.	Income Taxes (continued)

The Company has approximately $614,137 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years of which, $524,201 will expire between fiscal years 2025 and 2038, and $89,936 will be carried forward indefinitely. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Company’s net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

7.	Subsequent Events

On July 1, 2021, the Company entered into a stock purchase agreement with an unrelated party to sell approximately 560,000 shares of its common stock. The total share sold represent 62% of the total shares outstanding. On June 10, 2021, the buyer made a $45,000 non-refundable deposit towards the stock purchase, and on July 9, 2021, the buyer made an additional non-refundable deposit of $13,850 towards the stock purchase. The transaction has not closed as of the date of this filing.

Management has evaluated subsequent events through the date that these financial statements were issued. Other than the forgoing, there have been no events that would require adjustment to or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DIAMOND CARTEL, INC.

Dated: August 11, 2021	By:	/s/ Michel Atlidakis
Michel Atlidakis
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michel Atlidakis	Principal Executive, Financial and Accounting Officer and a Director	August 11, 2021
Michel Atlidakis