Form 10-Q
period 2021-07-31
DIAMOND CARTEL INC
filed 2021-09-20
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☑ No ☐

As of September 20, 2021, the registrant had 895,750 outstanding shares of common stock.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6.	Exhibits

SIGNATURES

The Diamond Cartel Inc.

Balance Sheets

	July 31, 2021 (unaudited)	April 30, 2021
ASSETS
Prepaid expenses	$1,130	$–
Total Assets	1,130	0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Account payable and accrued liabilities	$11,932	$8,565
Due to related party	116,180	108,411
Advances payable	42,813	42,945
Total Liabilities	170,925	159,921

Stockholders’ Deficit
Preferred Stock, 946,000 shares authorized, $0.001 par value; no shares issued and outstanding at July 31, 2021 and April 30, 2021	–	–
Preferred stock – Series A, 54,000 shares authorized, $0.001 par value, 0.48 shares issued and outstanding at July 31, 2021 and April 30, 2021	–	–
Common stock, 200,000,000 shares authorized, $0.0001 par value; 895,750 shares issued and outstanding at July 31, 2021 and April 30, 2021	90	90
Additional paid-in capital	454,126	454,126
Accumulated deficit	(624,011)	(614,137)
Total Stockholders’ Deficit	(169,795)	(159,921)
Total Liabilities and Stockholders’ Deficit	$1,130	$0

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Satements of Operations

(unaudited)

	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020
Revenue	$–	$–
Expenses
General and administrative	9,874	11,899
Net Loss before provision for income tax	(9,874)	(11,899)
Provision for income tax	–	–
Net Loss	(9,874)	(11,899)
Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	895,750	895,750

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.
Statements of Shareholders’ Deficit
(unaudited)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance – April 30, 2021	0.48	$–	895,750	$90	$454,126	$(614,137)	$(159,921)

Net loss for the period	–	–	–	–	–	(9,874)	(9,874)

Balance – July 31, 2021	0.48	$–	895,750	$90	$454,126	$(624,011)	$(169,795)

Balance – April 30, 2020	0.48	$–	895,750	$90	$454,126	$(581,158)	$(126,942)

Net loss for the period	–	–	–	–	–	(11,899)	(11,899)
Balance – July 31, 2020	0.48	$–	895,750	$90	$454,126	$(593,057)	$(138,841)

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.
Statements of Cash Flows
(unaudited)

	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020
Operating Activities:

Net loss	$(9,874)	$(11,899)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain on amount due to related party	(687)	76

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,680	6,235
Prepaid expenses	(1,130)	–

Net Cash Used in Operating Activities	(8,011)	(5,588)

Financing Activities:

Proceeds of loan from related party	8,011	5,588

Net Cash Provided by Financing Activities	8,011	5,588

Change in Cash	–	–

Cash – Beginning of Period	–	–

Cash – End of Period	$–	$–

Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.
Notes to the Financial Statements
July 31, 2021
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

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception. As of July 31, 2021, the Company has a working capital deficiency of $169,795 and has accumulated losses of $624,011 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at July 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended July 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included elsewhere in this filing for the years ended April 30, 2021 and 2020. The Company has an April 30 year-end.

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
July 31, 2021
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

On July 14, 2018, the Company executed a Letter of Intent (the “LOI”) with a Corporation registered in the country of Chile (“Corporation”). Pursuant to the LOI, the Corporation agreed to exchange 100% of its total issued and outstanding shares for 13,056,626 shares of common stock of the Company. In addition, the Corporation agreed to provide funding of $500,000 and to enter into a consulting contract with the President of Company. Of the $500,000 funding, $15,000 was payable to the President of the Company immediately upon acceptance of the LOI. The $15,000 was refundable in the event the terms of the LOI were not met. Of the $500,000 funding, $135,000 was to be deposited to a trust account with the Company’s legal counsel for payment of outstanding payables, closing costs associated with the transaction and costs associated with raising capital for the Company. Once the Company raised a minimum of $4,500,000 after the completion the transaction, the President of the Company was to receive the remaining $350,000. As at July 31, 2021, the Company recorded on its balance sheets advances payable of $42,813 (April 30, 2021 - $42,945) representing professional fees paid on behalf of the Company.

5.	Related Party Transactions

During the three months ended July 31, 2021, the President of the Company incurred expenses of $8,011 (2020 - $6,235) on behalf of the Company.

As at July 31, 2021 and April 30, 2021, the Company was indebted to the President of the Company for $116,180 and $108,411, respectively, for expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

6.	Share Capital

On July 1, 2021, the President of the Company entered into a stock purchase agreement with an unrelated party to sell approximately 560,000 shares of the Company’s common stock owned by the President of the Company. The total shares sold under the stock purchase agreement represent 62% of the total shares outstanding, which will result in a change in control. On June 10, 2021, the buyer made a $45,000 non-refundable deposit towards the stock purchase, and on July 9, 2021, the buyer made an additional non-refundable deposit of $13,850 towards the stock purchase. The transaction has not closed as of the date of this filing.

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

Results of Operations

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

There is no historical financial information about us upon which to base an evaluation of our performance. We had net loss of $9,874 and $11,899 for the three months ended July 31, 2021 and 2020, respectively.

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

During the three months ended July 31, 2021 and 2020, we had operating expenses of $9,874 and $11,899, respectively. The decrease in operating expenses is primarily due to a decrease in general and administrative expenses of $2,025.

As of July 31, 2021, we owed Michel Atlidakis, our sole officer and director, $116,180 for expenses incurred on our behalf. The amount we owe Mr. Atlidakis is non-interest bearing, unsecured, and due on demand.

As of July 31, 2021, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

See Note 3 to our financial statements included as part of this report for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2021. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2021.

Changes in Internal Control over Financial Reporting

During the period ended July 31, 2021 there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE DIAMOND CARTEL, INC.

Dated: September 20, 2021	By:	/s/ Michel Atlidakis
Michel Atlidakis
Principal Executive Officer

By:	/s/ Michel Atlidakis
Michel Atlidakis
Principal Financial and Accounting Officer

7