Form 10-Q
period 2021-10-31
DIAMOND CARTEL INC
filed 2022-01-10
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number: None

THE DIAMOND CARTEL, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0914174
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6161 Fleetwood Court, San Jose, CA	95210
(Address of principal executive offices)	(Zip Code)
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

Yes ☑  No ☐

As of December 15, 2021, the registrant had 946,000 outstanding shares of common stock.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 6.	Exhibits

SIGNATURES

The Diamond Cartel Inc.

Balance Sheets

	October 31, 2021 (unaudited)	April 30, 2021
ASSETS

Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$4,955	$8,565
Due to related party	129,769	108,411
Advances payable	42,873	42,945

Total Liabilities	177,597	159,921

Stockholders’ Deficit

Preferred Stock, 946,000 shares authorized, $0.001 par value; no shares issued and outstanding at October 31, 2021 and April 30, 2021	–	–

Preferred stock – Series A, 54,000 shares authorized, $0.001 par value, 0.48 shares issued and outstanding at October 31, 2021 and April 30, 2021	–	–

Common stock, 200,000,000 shares authorized, $0.0001 par value; 895,750 shares issued and outstanding at October 31, 2021 and April 30, 2021	90	90

Additional paid-in capital	454,126	454,126

Accumulated deficit	(631,813)	(614,137)

Total Stockholders’ Deficit	(177,597)	(159,921)

Total Liabilities and Stockholders’ Deficit	$–	$–

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Statements of Operations

(unaudited)

	Three Months Ended October 31,	Three Months Ended October 31,	Six Months Ended October 31,	Six Months Ended October 31
	2021	2020	2021	2020

Revenue	$–	$–	$–	$–

Expenses

General and administrative	7,802	6,762	17,676	18,661

Net Loss before provision for income tax	(7,802)	(6,762)	(17,676)	(18,661)

Provision for income tax	–	–	–	–

Net Loss	(7,802)	(6,762)	(17,676)	(18,661)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	895,750	895,750	895,750	895,750

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Statements of Shareholders’ Deficit

(unaudited)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Six Months Ended

Balance – April 30, 2020	0.48	$–	895,750	$90	$454,126	$(581,158)	$(126,942)

Net loss for the period	–	–	–	–	–	(18,661)	(18,661)

Balance – October 31, 2020	0.48	$–	895,750	$90	$454,126	$(599,819)	$(145,603)

Balance – April 30, 2021	0.48	$–	895,750	$90	$454,126	$(614,137)	$(159,921)

Net loss for the period	–	–	–	–	–	(17,676)	(17,676)

Balance – October 31, 2021	0.48	$–	895,750	$90	$454,126	$(631,813)	$(177,597)

Three Months Ended

Balance – October 31, 2020	0.48	$–	895,750	$90	$454,126	$(593,057)	$(138,841)

Net loss for the period	–	–	–	–	–	(6,762)	(6,762)

Balance – October 31, 2020	0.48	$–	895,750	$90	$454,126	$(599,819)	$(145,603)

Balance – October 31, 2021	0.48	$–	895,750	$90	$454,126	$(624,011)	$(169,795)

Net loss for the period	–	–	–	–	–	(7,802)	(7,802)

Balance – October 31, 2021	0.48	$–	895,750	$90	$454,126	$(631,813)	$(177,597)

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Statements of Cash Flows

(unaudited)

	Six Months Ended October 31,	Six Months Ended October 31,
	2021	2020

Operating Activities:

Net loss	$(17,676)	$(18,661)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain on amount due to related party	(493)	(122)

Changes in operating assets and liabilities:	–	–
Accounts payable and accrued liabilities	(3,321)	365

Net Cash Used in Operating Activities	(21,490)	(18,418)

Financing Activities:

Proceeds of loan from related party	21,490	18,418

Net Cash Provided by Financing Activities	21,490	18,418

Change in Cash	–	–

Cash – Beginning of Period	–	–

Cash – End of Period	$–	$–

Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these financial statements)

The Diamond Cartel Inc.

Notes to the Financial Statements

October 31, 2021

(unaudited)

1.	Business Description

The Diamond Cartel Inc. (the “Company”) was incorporated in the State of Delaware on August 17, 2005. The Company is a Blank Check Company which plans to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business with one or more businesses. On October 14, 2018 the Company had entered into a Letter of Intent with an unrelated third party. Except for this Letter of Intent, the Company has not identified any business combination target and has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception. As of October 31, 2021, the Company has a working capital deficiency of $177,597 and has accumulated losses of $631,813 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at October 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended October 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included elsewhere in this filing for the years ended April 30, 2021 and 2020. The Company has an April 30 year-end.

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

October 31, 2021

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

On October 14, 2018, the Company executed a Letter of Intent (the “LOI”) with a Corporation registered in the country of Chile (“Corporation”). Pursuant to the LOI, the Corporation agreed to exchange 100% of its total issued and outstanding shares for 13,056,626 shares of common stock of the Company. In addition, the Corporation agreed to provide funding of $500,000 and to enter into a consulting contract with the President of Company. Of the $500,000 funding, $15,000 was payable to the President of the Company immediately upon acceptance of the LOI. The $15,000 was refundable in the event the terms of the LOI were not met. Of the $500,000 funding, $135,000 was to be deposited to a trust account with the Company’s legal counsel for payment of outstanding payables, closing costs associated with the transaction and costs associated with raising capital for the Company. Once the Company raised a minimum of $4,500,000 after the completion the transaction, the President of the Company was to receive the remaining $350,000. As at October 31, 2021, the Company recorded on its balance sheets advances payable of $42,873 (April 30, 2021 - $42,945) representing professional fees paid on behalf of the Company.

5.	Related Party Transactions

a)	As of October 31, 2021 and April 30, 2021, the Company was indebted to the President of the Company for $24,613 and $108,411, respectively, for expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

b)	As of October 31, 2021 and April 30, 2021, the Company was indebted to an entity controlled by the President of the Company for $105,156 and $nil, respectively, which relates to a transfer of debt from the former President of the Company (Note 6). These amounts are non-interest bearing, unsecured, and are due on demand.

6.	Share Capital

On October 1, 2021, the President of the Company entered into a stock purchase agreement with A9 Technologies and Holdings LLC (“A9 Technologies”), an unrelated third party, to sell 556,625 shares of the Company’s common stock. The total shares sold under the stock purchase agreement represent 62% of the total shares outstanding. On June 10, 2021, A9 Technologies made a $45,000 non-refundable deposit towards the stock purchase, and on October 9, 2021, A9 Technologies made an additional non-refundable deposit of $13,850 towards the stock purchase. On September 29, 2021, A9 Technologies made the final $405,000 payment towards the stock purchase, which effected the close of the agreement. Upon closing of the Agreement, the President of the Company transferred 556,625 shares of the Company’s common stock to A9 Technologies, which then became the majority shareholder. In addition, upon final payment being made, the President of the Company transferred to A9 Technologies $105,156 of debt that was owed to the President of the Company at the time of transfer (Note 5(a)).

7.	Subsequent Events

Management has evaluated subsequent events through the date that these financial statements were issued. There have been no events that would require adjustment to or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a “blank check” Company incorporated on August 17, 2005 as a Delaware corporation. We plan to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On October 14, 2018 we had entered into a Letter of Intent with an unrelated third party. Except for this Letter of Intent, we have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with respect to identifying any business combination target.

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

On October 7, 2021, 9A Technologies and Holdings, LLC, an entity controlled by the current President of the Company, acquired 556,625 shares of the Company's common stock from Michel Atlidakis. Additionally, Mr. Atlidakis transferred $105,156 USD owed to him by the Company to 9A Technologies and Holdings, LLC.

On October 7, 2021, Mr. Atlidakis resigned as an officer and director of the Company and Mr. Paras Shah was appointed as the Chief Executive Officer and a director of the Company.

As of October 31, 2021, we owed Paras Shah, our sole officer and director, and an entity controlled by Mr. Shah, $129,769 for expenses incurred on our behalf. The amounts we owe Mr. Shah and the entity controlled by Mr. Shah are non-interest bearing, unsecured, and due on demand.

As of October 31, 2021, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

See Note 3 to our financial statements included as part of this report for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2021. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2021.

Changes in Internal Control over Financial Reporting

During the period ended October 31, 2021 there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE DIAMOND CARTEL, INC.

Dated: January 7, 2022	By:	/s/ Paras Shah
Paras Shah
Principal Executive Officer

	By:	/s/ Paras Shah
Paras Shah
Principal Financial and Accounting Officer

7