Form 10-Q/A
period 2021-10-31
DIAMOND CARTEL INC
filed 2022-01-19
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

The Company did not obtain a review of the interim financial statements included in this report by an independent accountant using professional review standards and procedures, although such a review is required by the Rules of the Securities and Exchange Commission.

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

THE DIAMOND CARTEL, INC.

Dated: January 12, 2022	By:	/s/ Paras Shah
Paras Shah
Principal Executive Officer

	By:	/s/ Paras Shah
Paras Shah
Principal Financial and Accounting Officer

7