Form 10-Q
period 2022-01-31
ALEXANDER TECH CORP
filed 2022-12-16
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number: None

ALEXANDER TECH CORP.

(Exact name of registrant as specified in its charter)

Delaware	80-0914174
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6161 Fleetwood Court, San Jose, CA	95210
(Address of principal executive offices)	(Zip Code)

(519) 619-4370
(Registrant’s telephone number, including area code)

The Diamond Cartel Inc.
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

Yes ☑ No ☐

As of December 15, 2022, the registrant had 268,725 outstanding shares of common stock.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

The Company did not obtain a review of the interim financial statements included in this report by an independent accountant using professional review standards and procedures, although such a review is required by the Rules of the Securities and Exchange Commission.

ALEXANDER TECH CORP. (formerly The Diamond Cartel Inc.)

Balance Sheets

	January 31, 2022 (unaudited)	April 30, 2021
ASSETS

Current Assets

Prepaid expenses	$1,420	$–

Total Assets	$1,420	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$2,115	$8,565
Due to related party	164,011	108,411
Advances payable	42,665	42,945

Total Liabilities	208,791	159,921

Stockholders’ Deficit

Preferred Stock, 25,000,000 shares authorized, $0.0000001. par value; 0.48 shares issued and outstanding at January 31, 2022 and April 30, 2021	–	–

Class A Common Stock, 700,000,000 shares authorized, $0.0000001.par value; 268,725 shares issued and outstanding at January 31, 2022 and April 30, 2021	–	–

Class B Common Stock, 200,000,000 shares authorized, $0.0000001. par value; no shares issued and outstanding at January 31, 2022 and April 30, 2021	–	–

Class C Common stock, 75,000,000 shares authorized, $0.0000001 par value; no shares issued and outstanding at January 31, 2022 and April 30, 2021	–	–

Additional paid-in capital	454,216	454,216

Accumulated deficit	(661,587)	(614,137)

Total Stockholders’ Deficit	(207,371)	(159,921)

Total Liabilities and Stockholders’ Deficit	$1,420	$–

(The accompanying notes are an integral part of these financial statements)

ALEXANDER TECH CORP. (formerly The Diamond Cartel Inc.)

Statements of Operations

(unaudited)

	Three Months Ended January 31,	Three Months Ended January 31,	Nine Months Ended January 31,	Nine Months Ended January 31,
	2022	2021	2022	2021

Revenue	$–	$–	$–	$–

Expenses

General and administrative	29,774	7,160	47,450	25,821

Net Loss before provision for income tax	(29,774)	(7,160)	(47,450)	(25,821)

Provision for income tax	–	–	–	–

Net Loss	(29,774)	(7,160)	(47,450)	(25,821)

Net Loss Per Common Share – Basic and Diluted	$(0.11)	$(0.03)	$(0.18)	$(0.10)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	268,725	268,725	268,725	268,725

(The accompanying notes are an integral part of these financial statements)

ALEXANDER TECH CORP. (formerly The Diamond Cartel Inc.)

Statements of Shareholders’ Deficit

(unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
Nine Months Ended

Balance – April 30, 2020	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(581,158)	$(126,942)

Net loss for the period	–	–	–	–	–	–	–	–	–	(25,821)	(25,821)

Balance – January 31, 2021	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(606,979)	$(152,763)

Balance – April 30, 2021	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(614,137)	$(159,921)

Net loss for the period	–	–	–	–	–	–	–	–	–	(47,450)	(47,450)

Balance – January 31, 2022	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(661,587)	$(207,371)

Three Months Ended

Balance – October 31, 2020	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(599,819)	$(145,603)

Net loss for the period	–	–	–	–	–	–	–	–	–	(7,160)	(7,160)

Balance – January 31, 2021	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(606,979)	$(152,763)

Balance – October 31, 2021	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(631,813)	$(177,597)

Net loss for the period	–	–	–	–	–	–	–	–	–	(29,774)	(29,774)

Balance – January 31, 2022	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(661,587)	$(207,371)

(The accompanying notes are an integral part of these financial statements)

ALEXANDER TECH CORP. (formerly The Diamond Cartel Inc.)

Statements of Cash Flows

(unaudited)

	Nine Months Ended January 31,	Nine Months Ended January 31,
	2022	2021

Operating Activities:

Net loss	$(47,450)	$(25,821)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain on amount due to related party	2,604	1,112

Changes in operating assets and liabilities:	–	–
Prepaid expenses	(1,420)	(1,850)
Accounts payable and accrued liabilities	(6,971)	(595)

Net Cash Used in Operating Activities	(53,237)	(27,154)

Financing Activities:

Proceeds of loan from related party	53,237	27,154

Net Cash Provided by Financing Activities	53,237	27,154

Change in Cash	–	–

Cash – Beginning of Period	–	–

Cash – End of Period	$–	$–

Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these financial statements)

ALEXANDER TECH CORP. (formerly The Diamond Cartel Inc.)

Notes to the Financial Statements

January 31, 2022

(unaudited)

1.	Business Description

Alexander Tech Corp (formerly The Diamond Cartel Inc.) (the “Company”) was incorporated in the State of Delaware on August 17, 2005. The Company is a Blank Check Company which plans to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business with one or more businesses. On July 14, 2018 the Company had entered into a Letter of Intent with an unrelated third party. Except for this Letter of Intent, the Company has not identified any business combination target and has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. On January 12, 2022, the Company changed its name from The Diamond Cartel Inc. to Alexander Tech Corp.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception. As of January 31, 2022, the Company has a working capital deficiency of $207,371 and has accumulated losses of $661,587 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at January 31, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended January 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included elsewhere in this filing for the years ended April 30, 2021 and 2020. The Company has an April 30 year-end.

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

ALEXANDER TECH CORP. (formerly The Diamond Cartel Inc.)

Notes to the Financial Statements

January 31, 2022

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

On July 14, 2018, the Company executed a Letter of Intent (the “LOI”) with a Corporation registered in the country of Chile (“Corporation”). Pursuant to the LOI, the Corporation agreed to exchange 100% of its total issued and outstanding shares for 3,916,988 post-split shares of common stock of the Company. In addition, the Corporation agreed to provide funding of $500,000 and to enter into a consulting contract with the President of Company. Of the $500,000 funding, $15,000 was payable to the President of the Company immediately upon acceptance of the LOI. The $15,000 was refundable in the event the terms of the LOI were not met. Of the $500,000 funding, $135,000 was to be deposited to a trust account with the Company’s legal counsel for payment of outstanding payables, closing costs associated with the transaction and costs associated with raising capital for the Company. Once the Company raised a minimum of $4,500,000 after the completion the transaction, the President of the Company was to receive the remaining $350,000. As at January 31, 2022, the Company recorded on its balance sheets advances payable of $42,665 (April 30, 2021 - $42,945) representing professional fees paid on behalf of the Company.

5.	Related Party Transactions

a)	As at January 31, 2022 and April 30, 2021, the Company was indebted to the former President of the Company for $nil and $108,411, respectively, for expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

b)	As at January 31, 2022 and April 30, 2021, the Company was indebted to a company controlled by the current President of the Company $164,011 and $nil, respectively, which relates to a transfer of debt from the former President of the Company (Note 6) and expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

6.	Share Capital

On January 12, 2022, the Company amended its Articles of Incorporation, terminating the designation of 54,000 shares of authorized and unissued preferred shares as Series A Preferred Stock, increasing the number of Preferred Stock authorized from 1,000,000 with a par value of $0.001, to 25,000,000 with a par value of $0.0000001, terminating the designation of 200,000,000 shares of Common Stock authorized, amended the authorization to issue 700,000,000 Class A Common Stock with a par value of $0.0000001, 200,000,000 Class B Common Stock with a par value of $0.0000001, and 75,000,000 Class C Common Stock with a par value of $0.0000001, and effectuated a reverse stock split of all of the Company’s outstanding shares of Common Stock into Class A Common Stock by a ratio of 1:0.3, which resulted in 268,725 Class A Common Stock issued and outstanding.

On July 1, 2021, the former President of the Company entered into a stock purchase agreement with A9 Technologies and Holdings LLC (“A9 Technologies”), an company controlled by the current President of the Company, to sell 166,988 post-split shares of the Company’s common stock. The total shares sold under the stock purchase agreement represent 62% of the total shares outstanding. On June 10, 2021, A9 Technologies made a $45,000 non-refundable deposit towards the stock purchase, and on July 9, 2021, A9 Technologies made an additional non-refundable deposit of $13,850 towards amounts paid by the former President on behalf of the Company subsequent to the date of the agreement. On September 29, 2021, A9 Technologies made the final $405,000 payment towards the stock purchase, which effected the close of the agreement. Upon closing of the Agreement, the former President of the Company transferred 166,988 post-split shares of the Company’s common stock to A9 Technologies, who then became the majority shareholder. In addition, upon final payment being made, the former President of the Company transferred to A9 Technologies $117,076 of debt that was owed to the former President of the Company at the time of transfer (Note 5).

ALEXANDER TECH CORP. (formerly The Diamond Cartel Inc.)

Notes to the Financial Statements

January 31, 2022

(unaudited)

7.	Subsequent Events

Management has evaluated subsequent events through the date that these financial statements were issued. There have been no events that would require adjustment to or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

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

On July 1, 2021, the former President of the Company entered into a stock purchase agreement with A9 Technologies and Holdings LLC, a company controlled by the current President of the Company, to sell 166,988 post-split shares of the Company’s common stock. The total shares sold under the stock purchase agreement represent 62% of the total shares outstanding. On June 10, 2021, A9 Technologies and Holdings, LLC made a $45,000 non-refundable deposit towards the stock purchase, and on July 9, 2021, A9 Technologies and Holdings, LLC made an additional non-refundable deposit of $13,850 towards amounts paid by the former President on behalf of the Company subsequent to the date of the agreement. On September 29, 2021, A9 Technologies and Holdings, LLC made the final $405,000 payment towards the stock purchase, which effected the close of the agreement. Upon closing of the Agreement, the former President of the Company transferred 166,988 post-split shares of the Company’s common stock to A9 Technologies and Holdings, LLC, who then became the majority shareholder. In addition, upon final payment being made, the former President of the Company transferred to A9 Technologies and Holdings, LLC $117,076 of debt that was owed to the former President of the Company at the time of transfer.

On October 7, 2021, Mr. Atlidakis resigned as an officer and director of the Company and Mr. Paras Shah was appointed as the Chief Executive Officer and a director of the Company.

On January 12, 2022, the Company changed its name from The Diamond Cartel Inc. to Alexander Tech Corp.

As of January 31, 2022 we owed A9 Technologies and Holdings, LLC $165,811 for a transfer of debt from the former President of the Company and expenses incurred on our behalf. The amount we owe A9 Technologies and Holdings, LLC, is non-interest bearing, unsecured, and due on demand.

As of January 31, 2022, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

See Note 3 to our financial statements included as part of this report for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can deliver our products to market and generate substantial revenues, which may take the next full year to fully realize, if ever. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations.

SUMMARY OF BALANCE SHEET	January 31, 2022	April 30, 2021
Cash and cash equivalents	$–	$–
Total current assets	1,420	–
Total assets	1,420	–
Total liabilities	208,791	159,921
Accumulated deficit	(661,587)	(614,137)
Total stockholders’ deficit	$(207,371)	$(159,921)

For the nine months ended January 31, 2022, the Company recorded a net loss of $47,450 and at January 31, 2022, had a working capital deficit of $207,371. Since inception we had not established an ongoing source of revenue sufficient to cover our operating costs. During the nine-months ended January 31, 2022, we primarily relied upon advances and loans from related parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $nil in cash at January 31, 2022, compared to $nil in cash at April 30, 2021. We had total liabilities of $208,791 at January 31, 2022 compared to $159,921 at April 30, 2021.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $6000 and to fund future research and development adequately. We intend to rely on additional debt financing, loans from existing stockholders and private placements of common stock for additional funding, however, there is no assurance that additional funding will be available. We do not have material commitments for future capital expenditures. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

Results of Operations

Three Months Ended January 31, 2022

SUMMARY OF OPERATIONS	Three-month period ended January 31,
	(Unaudited)
	2022	2021
Revenues	$–	$–
Total operating expenses	29,774	7,160
Net income (loss)	(29,774)	(7,160)
Net income (loss) attributable to common stockholders’	(29,774)	(7,160)
Basic income per share	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)

Total operating expenses increased to $29,774 during the 2022 third quarter compared to $7,160 during the 2021 third quarter. The increase during the third quarter of 2022 was primarily due to an increase in general and administrative expenses relating to an increase in consulting fees and professional fees.

As a result of the changes described above, net loss increased to $29,774 during the 2022 third quarter compared to $7,160 during the 2021 third quarter.

Nine Months Ended January 31, 2022

SUMMARY OF OPERATIONS	Nine-month period ended January 31,
	(Unaudited)
	2022	2021
Revenues	$–	$–
Total operating expense	$47,450	25,821
Net income	$(47,450)	(25,821)
Net income attributable to common stockholders’	$(47,450)	(25,821)
Basic income per share	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)

Total operating expenses increased to $47,450 during the nine months ended January 31, 2022 compared to $25,821 during the nine months ended January 31, 2021. The increase during the period was primarily due to an increase in general and administrative expenses relating to an increase in consulting fees and professional fees.

As a result of the changes described above, a net income of $47,450 was realized during the nine months ended January 31, 2022, compared to a net income of $25,821 during the nine months ended January 31, 2021.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Principal Executive Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2022. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Principal Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2022.

Changes in Internal Control over Financial Reporting

During the period ended January 31, 2022 there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE ALEXANDER TECH CORP.

Dated: December 15, 2022,	By:	/s/ Paras Shah
Paras Shah
Principal Executive Officer

By:	/s/ Paras Shah
Paras Shah
Principal Financial and Accounting Officer