Form 10-K
period 2022-04-30
ALEXANDER TECH CORP
filed 2023-03-16
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: None

ALEXANDER TECH CORP.

(formerly THE DIAMOND CARTEL INC)

 (Name of Small Business Issuer in its charter)

Delaware	80-0914174
(State of incorporation)	(IRS Employer Identification No.)

6161 Fleetwood Ct, San Jose, CA	95210
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (916) 276 2547

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the Company on March 15, 2023, was $nil.

As of March 15, 2023, the Company had 268,725 outstanding shares of common stock.

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

We anticipate structuring our business combination so that the post-transaction company in which our public stockholders’ own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our business combination could own less than a majority of our outstanding shares subsequent to our business combination.

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

Once we complete the acquisition of the target entity, we will file an 8-K report under Item 2.01 of Form 8-

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

Paras Shah, our sole officer and director, does not have any experience with transactions involving blank check companies.

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

As of March 15, 2023 there was no market for our common stock.

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

The company has amended the article of incorporation on January 24, 2022, and the company had filed form 8-K on the same date.

Our current Articles of Incorporation authorize our Board of Directors to issue up to 700,000,000 Class A common shares par value of $0.0000001, each Class A share shall have one vote for one share. 200,000,000 Class B common shares par value of $0.0000001, each Class B share shall have 10 votes for one share 75,000,000 Class C common shares par value of $0.0000001, each Class C share shall have 0 votes for one share, and 25,000,000 Preferred shares par value $0.0000001 each preferred share carries no voting power.

As of March 15, 2023, we had 268,725 outstanding shares of common stock which were owned by approximately 40 shareholders of record.

Item 6.  Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Executive Overview

We are a “blank check” Company incorporated on August 17, 2005, as a Delaware corporation. We plan to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On October 14, 2018 we had entered into a Letter of Intent with an unrelated third party. Except for this Letter of Intent, we have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with respect to identifying any business combination target.

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

On January 12, 2022, the Company changed its name from The Diamond Cartel Inc. to Alexander Tech Corp.

As of April 30, 2022 and 2021 we owed A9 Technologies and Holdings, LLC $165,811 and $nil respectively for a transfer of debt from the former President of the Company and expenses incurred on our behalf. The amount we owe A9 Technologies and Holdings, LLC, is non-interest bearing, unsecured, and due on demand.

As of April 30, 2022, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

SUMMARY OF BALANCE SHEET	April 30, 2022	April 30, 2021
Cash and cash equivalents	$–	$–
Total current assets	1,420	–
Total assets	1,420	–
Total liabilities	211,999	159,921
Accumulated deficit	(664,795)	(614,137)
Total stockholders’ deficit	$(210,579)	$(159,921)

For the year ended April 30, 2022, the Company recorded a net loss of $50,658 and at April 30, 2022, had a working capital deficit of $210,579. Since inception we had not established an ongoing source of revenue sufficient to cover our operating costs. During the year ended April 30, 2022, we primarily relied upon advances and loans from related parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $nil in cash at April 30, 2022, compared to $nil in cash at April 30, 2021. We had total liabilities of $211,999 at April 30, 2022 compared to $159,921 at April 30, 2021.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $6,000 and to fund future research and development adequately. We intend to rely on additional debt financing, loans from existing stockholders and private placements of common stock for additional funding, however, there is no assurance that additional funding will be available. We do not have material commitments for future capital expenditures. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

Results of Operations

The Year Ended April 30, 2022

SUMMARY OF OPERATIONS	The year ended April 30,

	2022	2021
Revenues	$–	$–
Total operating expenses	50,658	32,979
Net income (loss)	(50,658)	(32,979)
Net income (loss) attributable to common stockholders’	(50,658)	(32,979)
Basic income (loss) per share	$(0.19)	$(0.12)
Diluted income (loss) per share	$(0.19)	$(0.12)

Total operating expenses increased to $50,658 during the 2022 year end compared to $32,979 during the 2021 year end. The increase during the year ended 2022 was primarily due to an increase in general and administrative expenses relating to an increase in consulting fees and professional fees.

As a result of the changes described above, net loss increased to $50,658 during the 2022 year end compared to $32,979 during the year ended 2021.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in note 3 of our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

We have implemented all new pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

See the financial statements attached to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2022. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2022 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment management concluded that, as of April 30, 2022, our internal control over financial reporting was not effective for the following reasons:

●	Lack of appropriate segregation of duties,

●	Lack of control procedures that include multiple levels of supervision and review, and

●	An overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

Changes in Internal Control over Financial Reporting

During the year ended April 30, 2022 there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Paras Shah	48	Chief Executive, Financial and Accounting Officer and a Director

The following is a brief summary of the background of our officer and director including his principal occupation during the five preceding years. Directors serve until their successors are elected and qualified or until they are removed.

Mr. Shah has been our officer and director since October 7, 2021.  Mr. Paras Shah is well educated with more than 20 years of professional experience and he comes from a business family. Over the last 5 years Mr. Shah has worked in financial (Fisher Investments, San Mateo, CA) and software (Nutanix, San Jose, CA) industry helping Sales team drive higher revenue quarter over quarter. Mr. Shah is our promoter, as that term is defined by the Securities and Exchange Commission.

We believe that Mr. Shah is qualified to serve as a director due to his experience with development stage companies.

Our director is not independent as that term is defined in section 803 of the listing standards of the NYSE MKT. Our director does not qualify as a financial expert as that term is defined by the Securities and Exchange Commission. We do not believe a financial expert is necessary since we did not have any revenues for the year ended April 30, 2022.

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

Item 11. Executive Compensation.

The following table sets forth in summary form the compensation paid to our officer during the two years ended April 30, 2022.

Name and Principal Position	Period	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Paras Shah	2022	--	--	--	--	--	--
Chief Executive, Financial and Accounting Officer	2021	--	--	--	--	--	--
Michael Atlidakis	2022	--	--	--	--	--	--
Former Chief Executive, Financial and Accounting Officer	2021	--	--	--	--	--	--

We do not have any consulting or employment agreements with any of our officers or directors. As of March 15, 2023, we had no immediate plans to pay compensation for past services.

Our board of directors may increase the compensation paid to our officers depending upon a variety of factors, including the results of our future operations.

The following table shows the amount which we expect to pay to our executive officer during the twelve months ending April 30, 2022 and the amount of time this officer expects to devote to our business.

Name	Projected Compensation	Percentage of Time to be Devoted to Our Operations

Paras Shah	--	10%

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table shows the ownership, as of March 15, 2023, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	% of Outstanding Shares

A9 Technologies and Holdings LLC, a company controlled by Paras Shah	166,988	62%

All officers and directors as a group (1 person)	166,988	62%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As at April 30, 2022 and 2021, the Company was indebted to the former President of the Company for $nil and $108,411, respectively, for expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand. During the year ended April 30, 2022, amounts indebted to the former President of $117,076 were transferred to the current President of the Company through a stock purchase agreement.

As at April 30, 2022 and 2021, the Company was indebted to A9 Technologies and Holdings, LLC ,a company controlled by the current President of the Company, for $165,811 and $nil, respectively, which relates to a transfer of debt from the former President of the Company and expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

Item 14.  Principal Accountant Fees and Services.

Our independent registered accounting firm is Fruci & Associates II, PLLC , On March 5, 2022 the Board of Directors approved the appointment of Fruci & Associates II, PLLC ("Fruci") as the Company’s new independent registered public accounting firm, and on March 5, 2022, Prager Metis CPAS, LLC was dismissed as the Company’s independent registered public accounting firm. However, Prager Metis CPAS, LLC was our principal accountant for the ended April 30, 2021. The following shows the accounting fees we paid to our auditors for the years ended April 30, 2022 and 2021.

	2022	2021

Audit Fees	$8,800	$11,400
Audit-Related Fees	$--	$--
Tax Fees	$--	$--

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

Item 15.  Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by references:

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended. (1)
3.2	Bylaws (2)
4.1	Designation of Series A Preferred Stock (1)
31.1	Certification by the Principal Executive Officer
31.2	Certification by the Principal Financial Officer
32.1	Certifications by the Principal Executive and Financial Officers

(1)	Incorporated by reference from Amendment No. 2 to our registration statement on Form S-1 filed April 24, 2017.
(2)	Bylaws Amendment No. 1 to our registration statement on Form S-1 filed April 24, 2017.

Item 16.  Form 10-K Summary.

None.

Alexander Tech Corp (formerly The Diamond Cartel Inc.)

April 30, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander Tech Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Alexander Tech Corp. (“the Company”) as of April 30, 2022, and the related statements of operations, shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, net losses, and negative working capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2022. Spokane, Washington
March 14, 2023

To the Board of Directors and
Stockholders of The Diamond Cartel, Inc.

London, Ontario, Canada

Opinion on the Financial Statements

We have audited the accompanying balance sheet of The Diamond Cartel, Inc. (the “Company”) as of April 30, 2021, and the related statements of operations, statement of shareholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement the Company has not generated any revenues since inception. As of April 30, 2021, the Company has a working capital deficiency of $159,921 and accumulated losses of $614,137. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management plans regarding these matters are also discribed in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters for current period.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018.

Hackensack, NJ

August 11, 2021

Alexander Tech Corp (formerly The Diamond Cartel Inc.)

Balance Sheets

	April 30, 2022	April 30, 2021
ASSETS

Current Assets

Prepaid expenses	$1,420	$–

Total Assets	$1,420	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$3,615	$8,565
Due to related party	165,811	108,411
Advances payable	42,573	42,945

Total Liabilities	211,999	159,921

Stockholders’ Deficit

Preferred Stock, 25,000,000 shares authorized, $0.0000001. par value; 0.48 shares issued and outstanding at April 30, 2022 and 2021	–	–

Class A Common Stock, 700,000,000 shares authorized, $0.0000001.par value; 268,725 shares issued and outstanding at April 30, 2022 and 2021	–	–

Class B Common Stock, 200,000,000 shares authorized, $0.0000001. par value; no shares issued and outstanding at April 30, 2022 and 2021	–	–

Class C Common stock, 75,000,000 shares authorized, $0.0000001 par value; no shares issued and outstanding at April 30, 2022 and 2021	–	–

Additional paid-in capital	454,216	454,216

Accumulated deficit	(664,795)	(614,137)

Total Stockholders’ Deficit	(210,579)	(159,921)

Total Liabilities and Stockholders’ Deficit	$1,420	$–

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp (formerly The Diamond Cartel Inc.)

Statements of Operations

	Year Ended April 30,	Year Ended April 30,
	2022	2021

Revenue	$–	$–

Expenses

General and administrative	50,658	32,979

Net Loss before provision for income tax	(50,658)	(32,979)

Provision for income tax	–	–

Net Loss	(50,658)	(32,979)

Net Loss Per Common Share – Basic and Diluted	$(0.19)	$(0.12)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	268,725	268,725

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp (formerly The Diamond Cartel Inc.)

Statements of Shareholders’ Deficit

	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total

Balance – April 30, 2020	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(581,158)	$(126,942)

Net loss for the period	–	–	–	–	–	–	–	–	–	(32,979)	(32,979)

Balance – April 30, 2021	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(614,137)	$(159,921)

Net loss for the period	–	–	–	–	–	–	–	–	–	(50,658)	(50,658)

Balance – April 30, 2022	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(664,795)	$(210,579)

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp (formerly The Diamond Cartel Inc.)

Statements of Cash Flows

	Year Ended April 30,	Year Ended April 30,
	2022	2021

Operating Activities:

Net loss	$(50,658)	$(32,979)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain on amount due to related party	3,703	1,835

Changes in operating assets and liabilities:
Prepaid expenses	(1,420)	–
Accounts payable and accrued liabilities	(5,471)	1,340
Net Cash Used in Operating Activities	(53,846)	(29,804)

Financing Activities:

Proceeds of loan from related party	53,846	29,804
Net Cash Provided by Financing Activities	53,846	29,804

Change in Cash	–	–

Cash – Beginning of Year	–	–
Cash – End of Year	$–	$–
Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these financial statements)

1.	Business Description

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

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception. As of April 30, 2022, the Company has a working capital deficiency of $210,579 and has accumulated losses of $664,795 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

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

(The accompanying notes are an integral part of these financial statements)

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

(The accompanying notes are an integral part of these financial statements)

4.	Advances Payable

On July 14, 2018, the Company executed a Letter of Intent (the “LOI”) with a Corporation registered in the country of Chile (“Corporation”). Pursuant to the LOI, the Corporation agreed to exchange 100% of its total issued and outstanding shares for 3,916,988 post-split shares of common stock of the Company. In addition, the Corporation agreed to provide funding of $500,000 and to enter into a consulting contract with the former President of Company. Of the $500,000 funding, $15,000 was payable to the former President of the Company immediately upon acceptance of the LOI. The $15,000 was refundable in the event the terms of the LOI were not met. Of the $500,000 funding, $135,000 was to be deposited to a trust account with the Company’s legal counsel for payment of outstanding payables, closing costs associated with the transaction and costs associated with raising capital for the Company. Once the Company raised a minimum of $4,500,000 after the completion the transaction, the former President of the Company was to receive the remaining $350,000. Upon a change in management of the Company, the LOI was abandoned. As at April 30, 2022, the Company recorded on its balance sheets advances payable of $42,573 (April 30, 2021 - $42,945) representing professional fees paid on behalf of the Company.

5.	Related Party Transactions

a)	As at April 30, 2022 and 2021, the Company was indebted to the former President of the Company for $nil and $108,411, respectively, for expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand. During the year ended April 30, 2022, amounts indebted to the former President of $117,076 were transferred to the current President of the Company through a stock purchase agreement (Note 6).

b)	As at April 30, 2022 and 2021, the Company was indebted to a company controlled by the current President of the Company for $165,811 and $nil, respectively, which relates to a transfer of debt from the former President of the Company (Note 6) and expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

6.	Share Capital

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

(The accompanying notes are an integral part of these financial statements)

7.	Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ending April 30, 2022 and 2021 to the Company’s effective tax rate is as follows:

	2022	2021

US Statutory Rate	21%	21%
Tax benefit at U.S. statutory rate	$10,638	$6,926
Change in valuation allowance	(10,638)	(6,926)

Net deferred income tax asset	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at April 30, 2022 and 2021 are as follows:

	2022	2021

Net operating loss:	$139,607	$128,969
Valuation allowance	(139,607)	(128,969)

	$–	$–

Change in valuation allowance:

Balance, prior year	$(128,969)	$(122,043)
Effect of change in tax rate	–	–
Increase in valuation allowance	(10,638)	(6,926)

Balance, current year	$(139,607)	$(128,969)

The Company has approximately $664,795 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years. $482,413 of NOL expire between fiscal 2025 and 2037, and $182,382 will carry forward indefinitely, and the deductibility of such NOL is limited to 80% of taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Company’s net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

8.	Subsequent Events

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

ALEXANDER TECH CORP.

Dated: March 15, 2023	By:	/s/ Paras Shah
Paras Shah
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paras Shah	Principal Executive, Financial and Accounting Officer and a Director	March 15, 2023
Paras Shah