Form 10-K
period 2023-04-30
ALEXANDER TECH CORP
filed 2023-09-25
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the Company on September 20th, 2023, was $nil.

As of September 20th, 2023, the Company had 268,725 outstanding shares of common stock.

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

We plan to acquire another entity solely with shares of our common stock, and We added: and the Company intends to register additional shares in order to facilitate future acquisitions.  In this offering, we are not raising any capital and none of our shareholders are selling their shares. At some point in time, after the effective date of our registration statement, of which this prospectus is a part, we will identify a business we want to acquire and will begin to negotiate the terms of the potential acquisition. Once the terms have been agreed upon, we will sign an agreement with the shareholders of the target entity reflecting the terms of the acquisition.

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

As of September 20th, 2023 there was no market for our common stock.

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

As of September 20th, 2023, we had 268,725 outstanding shares of common stock which were owned by approximately 40 shareholders of record.

Item 6.  Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Executive Overview

We are a “blank check” Company incorporated on August 17, 2005, as a Delaware corporation. We plan to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. On October 14, 2018, we had entered into a Letter of Intent with an unrelated third party. Except for this Letter of Intent, we have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with respect to identifying any business combination target.

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

On January 12, 2022, the Company changed its name from The Diamond Cartel Inc. to Alexander Tech Corp.

As of April 30, 2023 and 2022 we owed A9 Technologies and Holdings, LLC $211,202 and $165,811 respectively for a transfer of debt from the former President of the Company and expenses incurred on our behalf. The amount we owe A9 Technologies and Holdings, LLC, is non-interest bearing, unsecured, and due on demand.

As of April 30, 2023, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

SUMMARY OF BALANCE SHEET	April 30, 2023	April 30, 2022
Cash and cash equivalents	$–	$–
Total current assets	11,375	1,420
Total assets	11,375	1,420
Total liabilities	255,405	211,999
Accumulated deficit	(698,246)	(664,795)
Total stockholders’ deficit	$(244,030)	$(210,579)

For the year ended April 30, 2023, the Company recorded a net loss of $33,451 and at April 30, 2023, had a working capital deficit of $244,030. Since inception we had not established an ongoing source of revenue sufficient to cover our operating costs. During the year ended April 30, 2023, we primarily relied upon advances and loans from related parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $9,955 in cash at April 30, 2023, compared to $nil in cash at April 30, 2022. We had total liabilities of $255,405 at April 30, 2023 compared to $211,999 at April 30, 2022.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $3,000 and to fund future research and development adequately. We intend to rely on additional debt financing, loans from existing stockholders and private placements of common stock for additional funding, however, there is no assurance that additional funding will be available. We do not have material commitments for future capital expenditures. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

Results of Operations

The Year Ended April 30, 2023

SUMMARY OF OPERATIONS	The year ended April 30,

	2023	2022
Revenues	$–	$–
Total operating expenses	33,451	50,658
Net income (loss)	(33,451)	(50,658)
Net income (loss) attributable to common stockholders’	(33,451)	(50,658)
Basic income (loss) per share	$(0.12)	$(0.19)
Diluted income (loss) per share	$(0.12)	$(0.19)

Total operating expenses increased to $33,451 during the year ended April 30, 2023 compared to $50,658 during the year ended April 30, 2022. The decrease during the year ended April 30, 2023 was primarily due to a decrease in general and administrative expenses relating to a decrease in consulting fees.

As a result of the changes described above, net loss decreased to $33,451 during the year ended April 30, 2023 compared to $50,658 during the year ended April 30, 2022.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2023. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment management concluded that, as of April 30, 2023, our internal control over financial reporting was not effective for the following reasons:

●	Lack of appropriate segregation of duties,

●	Lack of control procedures that include multiple levels of supervision and review, and

●	An overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

Changes in Internal Control over Financial Reporting

During the year ended April 30, 2023, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Paras Shah	49	Chief Executive, Financial and Accounting Officer and a Director

The following is a brief summary of the background of our officer and director including his principal occupation during the five preceding years. Directors serve until their successors are elected and qualified or until they are removed.

Mr. Shah has been our officer and director since October 7, 2021.  Mr. Paras Shah is well educated with more than 20 years of professional experience, and he comes from a business family. Over the last 5 years Mr. Shah has worked in financial (Fisher Investments, San Mateo, CA) and software (Nutanix, San Jose, CA) industries helping the sales team drive higher revenue quarter over quarter. Mr. Shah is our promoter, as that term is defined by the Securities and Exchange Commission.

We believe that Mr. Shah is qualified to serve as a director due to his experience with development stage companies.

Our director is not independent as that term is defined in section 803 of the listing standards of the NYSE MKT. Our director does not qualify as a financial expert as that term is defined by the Securities and Exchange Commission. We do not believe a financial expert is necessary since we did not have any revenues for the year ended April 30, 2023.

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

Item 11. Executive Compensation.

The following table sets forth in summary form the compensation paid to our officer during the two years ended April 30, 2023.

Name and Principal Position	Period	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Paras Shah	2023	--	--	--	--	--	--
Chief Executive, Financial and Accounting Officer	2022	--	--	--	--	--	--
Michael Atlidakis	2023	--	--	--	--	--	--
Former Chief Executive, Financial and Accounting Officer	2022	--	--	--	--	--	--

We do not have any consulting or employment agreements with any of our officers or directors. As of September 20th, 2023, we had no immediate plans to pay compensation for past services.

Our board of directors may increase the compensation paid to our officers depending upon a variety of factors, including the results of our future operations.

The following table shows the amount which we expect to pay to our executive officer during the twelve months ending April 30, 2023, and the amount of time this officer expects to devote to our business.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table shows the ownership, as of September 20th, 2023, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	% of Outstanding Shares

A9 Technologies and Holdings LLC, a company controlled by Paras Shah	166,988	62%

All officers and directors as a group (1 person)	166,988	62%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As at April 30, 2023 and 2022, the Company was indebted to A9 Technologies and Holdings, LLC, a company controlled by the current President of the Company, for $211,202 and $165,811, respectively, which relates to a transfer of debt from the former President of the Company and expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

Item 14.  Principal Accountant Fees and Services.

Fruci & Associates II, PLLC,. was our independent registered principal accountant firm since March 5, 2022, and for the year ending April 30, 2023. The following shows the fees we paid to Fruci & Associates II, PLLC. during the one year ended April 30, 2023.

	2023	2022

Audit Fees	$7,500	$8,800
Audit-Related Fees	$--	$--
Tax Fees	$--	$--

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

April 30, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander Tech Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alexander Tech Corp. (“the Company”) as of April 30, 2023 and 2022, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenue, an accumulated deficit, and negative working capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audits of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2022. Spokane, Washington
September 21, 2023

Alexander Tech Corp

Balance Sheets

	April 30, 2023	April 30, 2022
ASSETS

Current Assets

Cash	$9,955	$–
Prepaid expenses	1,420	1,420

Total Assets	$11,375	$1,420

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$2,115	$3,615
Due to related party	211,202	165,811
Advances payable	42,088	42,573

Total Liabilities	255,405	211,999

Shareholders’ Deficit

Preferred Stock, 25,000,000 shares authorized, $0.0000001. par value; 0.48 shares issued and outstanding at April 30, 2023 and 2022	–	–

Class A Common Stock, 700,000,000 shares authorized, $0.0000001.par value; 268,725 shares issued and outstanding at April 30, 2023 and 2022	–	–

Class B Common Stock, 200,000,000 shares authorized, $0.0000001. par value; no shares issued and outstanding at April 30, 2023 and 2022	–	–

Class C Common stock, 75,000,000 shares authorized, $0.0000001 par value; no shares issued and outstanding at April 30, 2023 and 2022	–	–

Additional paid-in capital	454,216	454,216

Accumulated deficit	(698,246)	(664,795)

Total Shareholders’ Deficit	(244,030)	(210,579)

Total Liabilities and Shareholders’ Deficit	$11,375	$1,420

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp

Statements of Operations

	Year Ended April 30,	Year Ended April 30,
	2023	2022

Revenue	$–	$–

Expenses

General and administrative	33,451	50,658

Net Loss before provision for income tax	(33,451)	(50,658)

Provision for income tax	–	–

Net Loss	(33,451)	(50,658)

Net Loss Per Common Share – Basic and Diluted	$(0.12)	$(0.19)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	268,725	268,725

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp

Statements of Shareholders’ Deficit

	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total

Balance – April 30, 2021	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(614,137)	$(159,921)

Net loss for the period	–	–	–	–	–	–	–	–	–	(50,658)	(50,658)

Balance – April 30, 2022	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(664,795)	$(210,579)

Net loss for the period	–	–	–	–	–	–		–	–	(33,451)	(33,451)

Balance – April 30, 2023	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(698,246)	$(244,030)

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp

Statements of Cash Flows

	Year Ended April 30,	Year Ended April 30,
	2023	2022

Operating Activities:

Net loss	$(33,451)	$(50,658)

Adjustments to reconcile net loss to net cash used in operating activities:
change in related party advances.	(485)	3,703

Changes in operating assets and liabilities:
Prepaid expenses	–	(1,420)
Accounts payable and accrued liabilities	(1,500)	(5,471)
Net Cash Used in Operating Activities	(35,436)	(53,846)

Financing Activities:

Proceeds of loan from related party	45,391	53,846
Net Cash Provided by Financing Activities	45,391	53,846

Change in Cash	9,955	–

Cash – Beginning of Year	–	–
Cash – End of Year	$9,955	$–
Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these financial statements)

1.	Business Description

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

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception. As of April 30, 2023, the Company has a working capital deficiency of $244,030 and has accumulated losses of $698,246 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

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

On July 14, 2018, the Company executed a Letter of Intent (the “LOI”) with a Corporation registered in the country of Chile (“Corporation”). Pursuant to the LOI, the Corporation agreed to exchange 100% of its total issued and outstanding shares for 3,916,988 post-split shares of common stock of the Company. In addition, the Corporation agreed to provide funding of $500,000 and to enter into a consulting contract with the former President of Company. Of the $500,000 funding, $15,000 was payable to the former President of the Company immediately upon acceptance of the LOI. The $15,000 was refundable in the event the terms of the LOI were not met. Of the $500,000 funding, $135,000 was to be deposited to a trust account with the Company’s legal counsel for payment of outstanding payables, closing costs associated with the transaction and costs associated with raising capital for the Company. Once the Company raised a minimum of $4,500,000 after the completion the transaction, the former President of the Company was to receive the remaining $350,000. Upon a change in management of the Company, the LOI was abandoned. As at April 30, 2023, the Company recorded on its balance sheets advances payable of $42,088 (April 30, 2022 - $42,573) representing professional fees paid on behalf of the Company.

5.	Related Party Transactions

As at April 30, 2023 and April 30, 2022, the Company was indebted to a company controlled by the current President of the Company for $211,202 and $165,811, respectively, which relates to a transfer of debt from the former President of the Company (Note 6) and expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

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

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ending April 30, 2023 and 2022 to the Company’s effective tax rate is as follows:

	2023	2022

US Statutory Rate	21%	21%
Tax benefit at U.S. statutory rate	$7,025	$10,638
Change in valuation allowance	(7,025)	(10,638)

Net deferred income tax asset	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at April 30, 2023 and 2022 are as follows:

	2023	2022

Net operating loss:	$146,632	$139,607
Valuation allowance	(146,632)	(139,607)

	$–	$–

Change in valuation allowance:

Balance, prior year	$(139,607)	$(128,969)
Effect of change in tax rate	–	–
Increase in valuation allowance	(7,025)	(10,638)

Balance, current year	$(146,632)	$(139,607)

The Company has approximately $698,246 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years. $482,413 of NOL expire between fiscal 2025 and 2037, and $215,833 will carry forward indefinitely, and the deductibility of such NOL is limited to 80% of taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

(The accompanying notes are an integral part of these financial statements)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER TECH CORP.

Dated: September 20th, 2023	By:	/s/ Paras Shah
Paras Shah
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paras Shah	Principal Executive, Financial and Accounting Officer and a Director	September 20th, 2023
Paras Shah