Form 10-K
period 2024-04-30
ALEXANDER TECH CORP
filed 2024-10-07
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the Company on October 7, 2024, was $nil.

As of October 07, 2024, the Company had 268,725 outstanding shares of common stock.

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

Item 1C. Cybersecurity.

Not applicable.

Item 2. Properties.

None.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures

None.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of October 7, 2024 there was no market for our common stock.

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

As of October 7, 2024, we had 268,725 outstanding shares of common stock which were owned by approximately 40 shareholders of record.

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

On January 12, 2022, the Company changed its name from The Diamond Cartel Inc. to Alexander Tech Corp.

As of April 30, 2024 we owed A9 Technologies and Holdings, LLC $274,465 for a transfer of debt from the former President of the Company and expenses incurred on our behalf. The amount we owe A9 Technologies and Holdings, LLC, is non-interest bearing, unsecured, and due on demand.

As of April 30, 2024, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

SUMMARY OF BALANCE SHEET	April 30, 2024	April 30, 2023
Cash and cash equivalents	$10,459	$9,955
Total current assets	11,879	11,375
Total assets	11.879	11,375
Total liabilities	317,253	255,405
Accumulated deficit	(759,590)	(698,246)
Total stockholders’ deficit	$(305,374)	$(244,030)

For the year ended April 30, 2024, the Company recorded a net loss of $61,344 and at April 30, 2024, had a working capital deficit of $305,374. Since inception we had not established an ongoing source of revenue sufficient to cover our operating costs. During the year ended April 30, 2024, we primarily relied upon advances and loans from related parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $10,459 in cash at April 30, 2024, compared to $9,955 in cash at April 30, 2023. We had total liabilities of $317,253 at April 30, 2024 compared to $255,405 at April 30, 2023.

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

Results of Operations

The Year Ended April 30, 2024

SUMMARY OF OPERATIONS	The year ended April 30,

	2024	2023
Revenues	$–	$–
Total operating expenses	61,344	33,451
Net income (loss)	(61,344)	(33,451)
Net income (loss) attributable to common stockholders’	(61,344)	(33,451)
Basic income (loss) per share	$(0.23)	$(0.12)
Diluted income (loss) per share	$(0.23)	$(0.12)

Total operating expenses increased to $61,344 during the year ended April 30, 2024 compared to $33,451 during the year ended April 30, 2023. The increase during the year ended April 30, 2024 was primarily due to an increase in general and administrative expenses relating to an increase in consulting fees.

As a result of the changes described above, net loss increased to $61,344 during the year ended April 30, 2024 compared to $33,451 during the year ended April 30, 2023.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2024. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment management concluded that, as of April 30, 2024, our internal control over financial reporting was not effective as a result of a material weakness in the Company’s overall system of internal controls, which includes:

●

Lack of appropriate segregation of duties:

A lack of segregation of duties within a company can lead to significant risks, including increased potential for fraud, errors, and inefficiencies. When critical tasks and responsibilities are not appropriately divided among different individuals or departments, it creates opportunities for unethical behavior and mistakes to go undetected. This can result in misstated financial statements, regulatory penalties, damage to the company’s reputation, and a loss of investor trust. Implementing proper segregation of duties is essential for effective risk management and maintaining the integrity of financial reporting

●	Lack of control procedures that include multiple levels of supervision and review:

A lack of control procedures that include multiple levels of supervision and review can significantly undermine a company’s internal control system. Without these layered checks, there is an increased risk of errors, fraud, and non-compliance with regulatory requirements. This deficiency can lead to inaccurate financial reporting, operational inefficiencies, and potential legal issues. Implementing robust control procedures with multiple levels of supervision and review is essential to ensure accuracy, accountability, and adherence to established policies and regulations.

●

An overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

An overreliance on independent financial reporting consultants can pose significant risks to a company. While these consultants provide valuable expertise, depending too heavily on them for critical accounting areas, disclosures, and material nonstandard transactions can lead to a lack of internal knowledge and oversight. This dependency may result in delayed identification of issues, reduced internal accountability, and potential non-compliance with regulatory standards. It’s crucial for companies to build robust internal financial reporting capabilities and ensure that internal staff are adequately trained and involved in these critical processes.

 Changes in Internal Control over Financial Reporting

During the year ended April 30, 2024, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Paras Shah	50	Chief Executive, Financial and Accounting Officer and a Director

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

Our director is not independent as that term is defined in section 803 of the listing standards of the NYSE MKT. Our director does not qualify as a financial expert as that term is defined by the Securities and Exchange Commission. We do not believe a financial expert is necessary since we did not have any revenues for the year ended April 30, 2024.

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

Item 11. Executive Compensation.

The following table sets forth in summary form the compensation paid to our officer during the two years ended April 30, 2024.

Name and Principal Position	Period	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Paras Shah	2024	--	--	--	--	--	--
President, Chief Executive, Financial and Accounting Officer	2023	--	--	--	--	--	--

We do not have any consulting or employment agreements with any of our officers or directors. As of October 7, 2024, we had no immediate plans to pay compensation for past services.

Our board of directors may increase the compensation paid to our officers depending upon a variety of factors, including the results of our future operations.

The following table shows the amount which we expect to pay to our executive officer during the twelve months ending April 30, 2024, and the amount of time this officer expects to devote to our business.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table shows the ownership, as of October 7, 2024, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	% of Outstanding Shares

A9 Technologies and Holdings LLC, a company controlled by Paras Shah	166,988	62%

All officers and directors as a group (1 person)	166,988	62%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As at April 30, 2024 and 2023, the Company was indebted to A9 Technologies and Holdings, LLC, a company controlled by the current President of the Company, for $274,465 and $211,202, respectively, which relates to a transfer of debt from the former President of the Company and expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

Item 14.  Principal Accountant Fees and Services.

Fruci & Associates II, PLLC,. was our independent registered principal accountant firm since March 5, 2022, and for the year ending April 30, 2024. The following shows the fees we paid to Fruci & Associates II, PLLC. during the one year ended April 30, 2024.

	2024	2023

Audit Fees	$7,500	$27,750
Audit-Related Fees	$--	$--
Tax Fees	$--	$--

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

Item 16.  Form 10-K Summary.

None.

Alexander Tech Corp

April 30, 2024 and 2023

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets as of April 30, 2024 and 2023	F–2

Statements of Operations for the years ended April 30, 2024 and 2023	F–3

Statements of Shareholders’ Deficit for the years ended April 30, 2024 and 2023	F–4

Statements of Cash Flows for the years ended April 30, 2024 and 2023	F–5

Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alexander Tech Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alexander Tech Corp. (“the Company”) as of April 30, 2024 and 2023, and the related statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated revenue from inception, has a working capital deficiency, and accumulated losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2022. Spokane, Washington
October 7, 2024

Alexander Tech Corp

Balance Sheets

	April 30, 2024	April 30, 2023
ASSETS

Current Assets

Cash	$10,459	$9,955
Prepaid expenses	1,420	1,420

Total Assets	$11,879	$11,375

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$615	$2,115
Due to related party	274,465	211,202
Advances payable	42,173	42,088

Total Liabilities	317,253	255,405

Commitments and contingencies	–	–

Shareholders’ Deficit

Preferred Stock, 25,000,000 shares authorized, $0.0000001. par value; 0.48 shares issued and outstanding at April 30, 2024 and 2023	–	–

Class A Common Stock, 700,000,000 shares authorized, $0.0000001.par value; 268,725 shares issued and outstanding at April 30, 2024 and 2023	–	–

Class B Common Stock, 200,000,000 shares authorized, $0.0000001. par value; no shares issued and outstanding at April 30, 2024 and 2023	–	–

Class C Common stock, 75,000,000 shares authorized, $0.0000001 par value; no shares issued and outstanding at April 30, 2024 and 2023	–	–

Additional paid-in capital	454,216	454,216

Accumulated deficit	(759,590)	(698,246)

Total Shareholders’ Deficit	(305,374)	(244,030)

Total Liabilities and Shareholders’ Deficit	$11,879	$11,375

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp

Statements of Operations

	Year Ended April 30,	Year Ended April 30,
	2024	2023

Revenue	$–	$–

Expenses

General and administrative	$61,344	$33,451

Net Loss before provision for income tax	$(61,344)	$(33,451)

Provision for income tax		–

Net Loss	$(61,344)	$(33,451)

Net Loss Per Common Share – Basic and Diluted	$(0.23)	$(0.12)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	268,725	268,725

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp

Statements of Shareholders’ Deficit

	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total

Balance – April 30, 2022	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(664,795)	$(210,579)

Net loss for the period	–	–	–	–	–	–		–	–	(33,451)	(33,451)

Balance – April 30, 2023	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(698,246)	$(244,030)

Net loss for the period	–	–	–	–	–	–		–	–	(61,344)	(61,344)

Balance – April 30, 2024	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(759,590)	(305,374)

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp

Statements of Cash Flows

	Year Ended April 30,	Year Ended April 30,
	2024	2023

Operating Activities:

Net loss	$(61,344)	$(33,451)

Adjustments to reconcile net loss to net cash used in operating activities:
change in related party advances.	85	(485)

Changes in operating assets and liabilities:
Prepaid expenses		–
Accounts payable and accrued liabilities	(1,500)	(1,500)
Net Cash Used in Operating Activities	(62,759)	(35,436)

Financing Activities:

Proceeds of loan from related party	63,263	45,391
Net Cash Provided by Financing Activities	63,263	45,391

Change in Cash	504	9,955

Cash – Beginning of Year	9,955	–
Cash – End of Year	$10,459	$9,955
Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these financial statements)

1.	Business Description

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

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception. As of April 30, 2024, the Company has a working capital deficiency of $305,374 and has accumulated losses of $759,590 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

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

On July 14, 2018, the Company executed a Letter of Intent (the “LOI”) with a Corporation registered in the country of Chile (“Corporation”). Pursuant to the LOI, the Corporation agreed to exchange 100% of its total issued and outstanding shares for 3,916,988 shares of common stock of the Company. In addition, the Corporation agreed to provide funding of $500,000 and to enter into a consulting contract with the former President of Company. Of the $500,000 funding, $15,000 was payable to the former President of the Company immediately upon acceptance of the LOI. The $15,000 was refundable in the event the terms of the LOI were not met. Of the $500,000 funding, $135,000 was to be deposited to a trust account with the Company’s legal counsel for payment of outstanding payables, closing costs associated with the transaction and costs associated with raising capital for the Company. Once the Company raised a minimum of $4,500,000 after the completion the transaction, the former President of the Company was to receive the remaining $350,000. Upon change in management of the Company, the LOI was abandoned. As at April 30, 2024, the Company recorded on its balance sheets advances payable of $42,173 (April 30, 2023 - $42,088) representing professional fees paid on behalf of the Company.

5.	Related Party Transactions

As at April 30, 2024 and April 30, 2023, the Company was indebted to a company controlled by the current President of the Company for $274,465 and $211,202, respectively, which relates to a transfer of debt from the former President of the Company and expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

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

There were no share transactions during the years ended April 30, 2024 or 2023.

7.	Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ending April 30, 2024, and 2023 to the Company’s effective tax rate is as follows:

	2024	2023

US Statutory Rate	21%	21%
Tax benefit at U.S. statutory rate	$10,638	$7,025
Change in valuation allowance	(10,638)	(7,025)

Net deferred income tax asset	$–	$–

(The accompanying notes are an integral part of these financial statements)

7.	Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at April 30, 2024 and 2023 are as follows:

	2024	2023

Net operating loss:	$157,270	$146,632
Valuation allowance	(157,270)	(146,632)

	$–	$–

Change in valuation allowance:

Balance, prior year	$(146,632)	$(139,607)
Effect of change in tax rate	–	–
Increase in valuation allowance	(10,638)	(7,025)

Balance, current year	$(157,270)	$(146,632)

The Company has approximately $748,904 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years. $482,413 of NOL expire between fiscal 2025 and 2037, and $266,491 will carry forward indefinitely, and the deductibility of such NOL is limited to 80% of taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

ALEXANDER TECH CORP.

Dated: October 7, 2024	By:	/s/ Paras Shah
Paras Shah
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paras Shah	Principal Executive, Financial and Accounting Officer and a Director	October 7, 2024
Paras Shah