Form 10-Q
period 2024-07-31
ALEXANDER TECH CORP
filed 2024-12-04
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

Yes ☑  No ☐

As of November 12, 2024, the registrant had 268,725 outstanding shares of common stock.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 6.	Exhibits

SIGNATURES

Alexander Tech Corp

Balance Sheets

	July 31, 2024 (unaudited)	April 30, 2024
ASSETS

Current Assets

Cash	$10,335	$10,459
Prepaid expenses	–	1,420

Total Assets	$10,335	$11,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$615	$615
Due to related party	283,930	274,465
Advances payable	42,064	42,173

Total Liabilities	326,609	317,253

Stockholders’ Deficit

Preferred Stock, 25,000,000 shares authorized, $0.0000001 par value; 0.48 shares issued and outstanding at July 31, 2023 and April 30, 2023	–	–

Class A Common Stock, 700,000,000 shares authorized, $0.0000001 par value; 268,725 shares issued and outstanding at July 31, 2023 and April 30, 2023	–	–

Class B Common Stock, 200,000,000 shares authorized, $0.0000001 par value; no shares issued and outstanding at July 31, 2023 and April 30, 2023	–	–

Class C Common stock, 75,000,000 shares authorized, $0.0000001 par value; no shares issued and outstanding at July 31, 2023 and April 30, 2023	–	–

Additional paid-in capital	454,216	454,216

Accumulated deficit	(770,490)	(759,590)

Total Stockholders’ Deficit	(316,274)	(305,374)

Total Liabilities and Stockholders’ Deficit	$10,335	$11,879

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp

Statements of Operations

(unaudited)

	Three Months Ended July 31	Three Months Ended July 31,
	2024	2023

Revenue	$–	$–

Expenses

General and administrative	10,900	26,103

Net Loss before provision for income tax	(10,900)	(26,103)

Provision for income tax	–	–

Net Loss	(10,900)	(26,103)

Net Loss Per Common Share – Basic and Diluted	$(0.04)	$(0.10)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	268,725	268,725

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp

Statements of Shareholders’ Deficit

(unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total

Balance – April 30, 2023	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(698,246)	$(244,030)

Net loss for the period	–	–	–	–	–	–	–	–	–	(26,103)	(26,103)

Balance – July 31, 2023	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(724,349)	$(270,133)

Balance – April 30, 2024	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(759,590)	(305,374)

Net loss for the period	–	–	–	–	–	–	–	–	–	(10,900)	(10,900)

Balance – July 31, 2024	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	(770,490)	(316,274)

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp

Statements of Cash Flows

(unaudited)

	Three Months Ended July 31,	Three Months Ended July 31,
	2024	2023

Operating Activities:

Net loss	$(10,900)	$(26,103)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain on amount due to related party	(109)	285

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	–	(1,500)
Prepaid expenses	1,420	–

Net Cash Used in Operating Activities	(9,589)	(27,318)

Financing Activities:

Proceeds of loan from related party	9,465	27,498

Net Cash Provided by Financing Activities	9,465	27,498

Change in Cash	(124)	180

Cash – Beginning of Period	10,459	9,955

Cash – End of Period	$10,335	$10,135

Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these financial statements)

ALEXANDER TECH CORP. (formerly The Diamond Cartel Inc.)

Notes to the Financial Statements

July 31, 2024

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

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception. As of July 31, 2024, the Company has a working capital deficiency of $316,274 and has accumulated losses of $770,490 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

3.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at July 31, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended July 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included elsewhere in this filing for the years ended April 30, 2024 and 2023. The Company has an April 30 year-end.

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

July 31, 2024

(unaudited)

4.	Advances Payable

On July 14, 2018, the Company executed a Letter of Intent (the “LOI”) with a Corporation registered in the country of Chile (“Corporation”). Pursuant to the LOI, the Corporation agreed to exchange 100% of its total issued and outstanding shares for 3,916,988 shares of common stock of the Company. In addition, the Corporation agreed to provide funding of $500,000 and to enter into a consulting contract with the former President of Company. Of the $500,000 funding, $15,000 was payable to the former President of the Company immediately upon acceptance of the LOI. The $15,000 was refundable in the event the terms of the LOI were not met. Of the $500,000 funding, $135,000 was to be deposited to a trust account with the Company’s legal counsel for payment of outstanding payables, closing costs associated with the transaction and costs associated with raising capital for the Company. Once the Company raised a minimum of $4,500,000 after the completion the transaction, the former President of the Company was to receive the remaining $350,000. Upon change in management of the Company, the LOI was abandoned. As at July 31, 2024, the Company recorded on its balance sheets advances payable of $42,064 (April 30, 2024 - $42,173) representing professional fees paid on behalf of the Company.

5.	Related Party Transactions

As at July 31, 2024 and April 30, 2024, the Company was indebted to a company controlled by the current President of the Company for $283,930 and $274,465, respectively, which relates to a transfer of debt from the former President of the Company and expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

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

There were no share transactions during the three months ended July 31, 2024 or 2023.

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

On January 12, 2022, the Company changed its name from The Diamond Cartel Inc. to Alexander Tech Corp.

As of July 31, 2024, we owed A9 Technologies and Holdings, LLC $283,930 for a transfer of debt from the former President of the Company and expenses incurred on our behalf. The amount we owe A9 Technologies and Holdings, LLC, is non-interest bearing, unsecured, and due on demand.

As of July 31, 2024, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

SUMMARY OF BALANCE SHEET	July 31, 2024	April 30, 2024
Cash and cash equivalents	$10,335	$10,459
Total current assets	10,335	11,879
Total assets	10,335	11,879
Total liabilities	326,609	317,253
Accumulated deficit	(770,490)	(759,590)
Total stockholders' deficit	$(316,274)	(305,374)

For the three months ended July 31, 2024, the Company recorded a net loss of $10,900 and at July 31, 2024, had a working capital deficit of $316,274. Since inception we had not established an ongoing source of revenue sufficient to cover our operating costs. During the three-months ended July 31, 2024, we primarily relied upon advances and loans from related parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $10,335 in cash at July 31, 2024, compared to $10,459 in cash at April 30, 2024. We had total liabilities of $326,609 at July 31, 2024 compared to $317,253 at April 30, 2024.

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

Results of Operations

Three Months Ended July 31, 2024 and 2023

SUMMARY OF OPERATIONS	Three-month period ended July 31,
	(Unaudited)
	2024	2023
Revenues	$–	$–
Total operating expenses	10,900	26,103
Net income (loss)	(10,900)	(26,103)
Net income (loss) attributable to common stockholders'	(10,900)	(26,103)
Basic income per share	$(0.04)	$(0.10)
Diluted income (loss) per share	$(0.04)	$(0.10)

Total operating expenses decreased to $10,900 during the three months ended July 31, 2024, compared to $26,103 during the three months ended July 31, 2023. The increase during the period was primarily due to an increase in general and administrative expenses relating to an increase in consulting and professional fees.

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

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2024. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2024.

Changes in Internal Control over Financial Reporting

During the period ended July 31, 2024, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE ALEXANDER TECH CORP.

Dated: November 12, 2024,	By:	/s/ Paras Shah
Paras Shah
Principal Executive Officer

By:	/s/ Paras Shah
Paras Shah
Principal Financial and Accounting Officer

Alexander Tech Corp July 2024 10-Q