Form 10-Q
period 2025-01-31
ALEXANDER TECH CORP
filed 2025-03-19
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

Yes ☑   No ☐

As of March 6, 2025, the registrant had 268,725 outstanding shares of common stock.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Alexander Tech Corp

Balance Sheets

	January 31, 2025 (unaudited)	April 30, 2024
ASSETS

Current Assets

Cash	$10,285	$10,459
Prepaid expenses	–	1,420

Total Assets	$10,285	$11,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$615	$615
Due to related party	309,310	274,465
Advances payable	41,656	42,173

Total Liabilities	351,581	317,253

Commitments and contingencies	–	–

Stockholders’ Deficit

Preferred Stock, 25,000,000 shares authorized, $0.0000001 par value; 0.48 shares issued and outstanding at January 31, 2025 and April 30, 2024	–	–

Class A Common Stock, 700,000,000 shares authorized, $0.0000001 par value; 268,725 shares issued and outstanding at January 31, 2025 and April 30, 2024	–	–

Class B Common Stock, 200,000,000 shares authorized, $0.0000001 par value; no shares issued and outstanding at January 31, 2025 and April 30, 2024	–	–

Class C Common stock, 75,000,000 shares authorized, $0.0000001 par value; no shares issued and outstanding at January 31, 2025 and April 30, 2024	–	–

Additional paid-in capital	454,216	454,216

Accumulated deficit	(795,512)	(759,590)

Total Stockholders’ Deficit	(341,296)	(305,374)

Total Liabilities and Stockholders’ Deficit	$10,285	$11,879

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp

Statements of Operations

(unaudited)

	Three Months Ended January 31	Three Months Ended January 31,	Nine months Ended January 31	Nine months Ended January 31,
	2025	2024	2025	2024

Revenue	$–	$–	$–	$–

Expenses

General and administrative	9,312	9,702	35,922	50,548

Net Loss before provision for income tax	(9,312)	(9,702)	(35,922)	(50,548)

Provision for income tax	–	–	–	–

Net Loss	(9,312)	(9,702)	(35,922)	(50,548)

Net Loss Per Common Share – Basic and Diluted	$(0.03)	$(0.04)	$(0.13)	$(0.19)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	268,725	268,725	268,725	268,725

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp

Statements of Shareholders’ Deficit

(unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
Nine Months Ended

Balance – April 30, 2023	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(698,246)	$(244,030)

Net loss for the period	–	–	–	–	–	–	–	–	–	(50,548)	(50,548)

Balance – January 31, 2024	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(748,794)	$(294,578)

Balance – April 30, 2024	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(759,590)	$(305,374)

Net loss for the period	–	–	–	–	–	–	–	–	–	(35,922)	(35,922)

Balance – January 31, 2025	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(795,512)	$(341,296)

Three Months Ended

Balance – October 31, 2023	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(739,092)	$(284,876)

Net loss for the period	–	–	–	–	–	–	–	–	–	(9,702)	(9,702)

Balance – January 31, 2024	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(748,794)	$(294,578)

Balance – October 31, 2024	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(786,200)	$(331,984)

Net loss for the period	–	–	–	–	–	–	–	–	–	(9,312)	(9,312)

Balance – January 31, 2025	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(795,512)	$(341,296)

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp

Statements of Cash Flows

(unaudited)

	Nine Months Ended January 31,	Nine Months Ended January 31,
	2025	2024

Operating Activities:

Net loss	$(35,922)	$(50,548)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (loss) gain on amount due to related party	(517)	152

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	–	(1,500)
Prepaid expenses	1,420	–

Net Cash Used in Operating Activities	(35,019)	(51,896)

Financing Activities:

Proceeds of loan from related party	34,845	52,463

Net Cash Provided by Financing Activities	34,845	52,463

Change in Cash	(174)	567

Cash – Beginning of Period	10,459	9,955

Cash – End of Period	$10,285	$10,522

Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp.

Notes to the Financial Statements

January 31, 2025
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

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception. As of January 31, 2025, the Company has a working capital deficiency of $341,296 and has accumulated losses of $795,512 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

3.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at January 31, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended January 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included elsewhere in this filing for the years ended April 30, 2024 and 2023. The Company has an April 30 year-end.

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

Alexander Tech Corp.

Notes to the Financial Statements

January 31, 2025
(unaudited)

4.	Advances Payable

On July 14, 2018, the Company executed a Letter of Intent (the “LOI”) with a Corporation registered in the country of Chile (“Corporation”). Pursuant to the LOI, the Corporation agreed to exchange 100% of its total issued and outstanding shares for 3,916,988 shares of common stock of the Company. In addition, the Corporation agreed to provide funding of $500,000 and to enter into a consulting contract with the former President of Company. Of the $500,000 funding, $15,000 was payable to the former President of the Company immediately upon acceptance of the LOI. The $15,000 was refundable in the event the terms of the LOI were not met. Of the $500,000 funding, $135,000 was to be deposited to a trust account with the Company’s legal counsel for payment of outstanding payables, closing costs associated with the transaction and costs associated with raising capital for the Company. Once the Company raised a minimum of $4,500,000 after the completion the transaction, the former President of the Company was to receive the remaining $350,000. Upon change in management of the Company, the LOI was abandoned. As at January 31, 2025, the Company recorded on its balance sheets advances payable of $41,656 (April 30, 2024 - $42,173) representing professional fees paid on behalf of the Company.

5.	Related Party Transactions

As at January 31, 2025 and April 30, 2024, the Company was indebted to a company controlled by the current President of the Company for $309,310 and $274,465, respectively, which relates to a transfer of debt from the former President of the Company and expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

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

There were no share transactions during the nine months ended January 31, 2025 or 2024.

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

On January 12, 2022, the Company changed its name from The Diamond Cartel Inc. to Alexander Tech Corp.

As of January 31, 2025, we owed A9 Technologies and Holdings, LLC $309,310 for a transfer of debt from the former President of the Company and expenses incurred on our behalf. The amount we owe A9 Technologies and Holdings, LLC, is non-interest bearing, unsecured, and due on demand.

As of January 31, 2025, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

SUMMARY OF BALANCE SHEET	January 31, 2025	April 30, 2024
Cash and cash equivalents	$10,285	$10,459
Total current assets	10,285	11,879
Total assets	10,285	11,879
Total liabilities	351,581	317,253
Accumulated deficit	(795,512)	(759,590)
Total stockholders’ deficit	$(341,296)	(305,374)

For the nine months ended January 31, 2025, the Company recorded a net loss of $35,922 and at January 31, 2025, had a working capital deficit of $341,296. Since inception we had not established an ongoing source of revenue sufficient to cover our operating costs. During the nine-months ended January 31, 2025, we primarily relied upon advances and loans from related parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $10,285 in cash at January 31, 2025, compared to $10,459 in cash at April 30, 2024. We had total liabilities of $351,581 at January 31, 2025 compared to $317,253 at April 30, 2024.

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

Results of Operations

Nine Months Ended January 31, 2025, and 2024

SUMMARY OF OPERATIONS	Nine-month period ended January 31,
	(Unaudited)
	2025	2024
Revenues	$–	$–
Total operating expenses	35,922	50,548
Net loss	(35,922)	(50,548)
Net loss attributable to common stockholders’	(35,922)	(50,548)
Basic loss per share	$(0.13)	$(0.19)
Diluted loss per share	$(0.13)	$(0.19)

Total operating expenses decreased to $35,922 during the nine months ended January 31, 2025, compared to $50,548 during the nine months ended January 31, 2024. The decrease during the period was primarily due to a decrease in general and administrative expenses relating to a decrease in consulting and professional fees.

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

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2025. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2025.

Changes in Internal Control over Financial Reporting

During the period ended January 31, 2025, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE ALEXANDER TECH CORP.

Dated: March,06, 2025, 10-Q	By:	/s/ Paras Shah
Paras Shah
Principal Executive Officer

	By:	/s/ Paras Shah
Paras Shah
Principal Financial and Accounting Officer

Alexander Tech Corp January 2025 10-Q