Form 10-K
period 2025-04-30
ALEXANDER TECH CORP
filed 2025-07-18
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the Company on July 15, 2025, was $nil.

As of July 15, 2025, the Company had 268,725 outstanding shares of common stock.

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

We plan to acquire another entity solely with shares of our common stock, and the Company intends to register additional shares in order to facilitate future acquisitions.  We will identify a business we want to acquire and will begin to negotiate the terms of the potential acquisition. Once the terms have been agreed upon, we will sign an agreement with the shareholders of the target entity reflecting the terms of the acquisition.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We presently do not have any substantial activities that require cybersecurity strategies; however the following will be adopted once we begin operations:

We recognize that cybersecurity risks pose a significant threat to the confidentiality, integrity and availability of our information systems, and to our ability to execute on our business strategy and protect stakeholder interests. Our approach to cybersecurity is anchored in formal policies, robust controls, ongoing risk assessment and clear governance structures.

Governance and Oversight

Our sole director, who also serves as our Chief Executive Officer and Chief Financial Officer, has ultimate responsibility for cybersecurity oversight. This individual:

- Reviews our cybersecurity program and risk profile at least quarterly.

- Approves our cybersecurity policies, standards and incident response procedures; and

- Monitors management’s implementation of recommended improvements.

**Management’s Cybersecurity Risk Management and Strategy**

Our cybersecurity program is designed to align with industry’s best practices, including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). Key elements include:

- Regular risk assessments and vulnerability scans across our network and cloud environments.

- Formal policies covering access control, data protection, encryption, system configuration and change management.

- Tiered security controls (e.g., firewalls, endpoint protection, multi-factor authentication) to guard against unauthorized access.

- Security awareness training for all personnel, with annual refreshers and real-time phishing simulations; and

- Third-party vendor assessments to ensure service providers meet our cybersecurity requirements.

Incident Response, Monitoring and Detection

We maintain a documented incident response plan detailing roles, responsibilities, communication protocols and escalation paths. In the past fiscal year:

- We deployed continuous monitoring tools and log-management platforms to detect anomalous activity;

- We conducted at least two tabletop exercises simulating a breach scenario and tested our response readiness; and

- We established notification procedures to comply with applicable laws and to inform affected stakeholders promptly in the event of an incident.

Cybersecurity Risks and Outlook

While we have not experienced any material cybersecurity incidents during the fiscal year ended April 30, 2025, we acknowledge that evolving threats such as ransomware, social-engineering attacks and supply-chain vulnerabilities could materially disrupt our operations or expose sensitive information. We continue to:

- Invest in strengthening endpoint and network defenses;

- Enhance logging, detection and response capabilities; and

- Revisit our risk assessments and incident response playbooks to address emerging threat vectors.

We believe our cybersecurity governance, risk management processes and incident response program provide a strong foundation for managing risks, but no cybersecurity program can eliminate all risks entirely. We will continue to evolve our defenses in line with industry developments and regulatory expectations.

Item 2. Properties.

None.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures

None.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of July 15, 2025 and April 30, 2025 there was no market for our common stock.

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

As of July 15, 2025 and April 30, 2025, we had 268,725 outstanding shares of common stock which were owned by approximately 40 shareholders of record.

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

On January 12, 2022, the Company changed its name from The Diamond Cartel Inc. to Alexander Tech Corp.

As of April 30, 2025 we owed A9 Technologies and Holdings, LLC $324,875 for a transfer of debt from the former President of the Company and expenses incurred on our behalf. The amount we owe A9 Technologies and Holdings, LLC, is non-interest bearing, unsecured, and due on demand.

As of April 30, 2025, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

SUMMARY OF BALANCE SHEET	April 30, 2025	April 30, 2024
Cash and cash equivalents	$10,856	$10,459
Total current assets	10,856	11,879
Total assets	10,856	11.879
Total liabilities	367,491	317,253
Accumulated deficit	(810,851)	(759,590)
Total stockholders' deficit	$(356,635)	$(305,374)

For the year ended April 30, 2025, the Company recorded a net loss of $51,261 and at April 30, 2025, had a working capital deficit of $356,635. Since inception we had not established an ongoing source of revenue sufficient to cover our operating costs. During the year ended April 30, 2025, we primarily relied upon advances and loans from related parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $10,856 in cash at April 30, 2025, compared to $10,459 in cash at April 30, 2024. We had total liabilities of $367,491 at April 30, 2025 compared to $317,253 at April 30, 2024.

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

Results of Operations

The Year Ended April 30, 2025

SUMMARY OF OPERATIONS	The year ended April 30,

	2025	2024
Revenues	$–	$–
Total operating expenses	51,261	61,344
Net income (loss)	(51,261)	(61,344)
Net income (loss) attributable to common stockholders'	(51,261)	(61,344)
Basic income (loss) per share	$(0.19)	$(0.23)
Diluted income (loss) per share	$(0.19)	$(0.23)

Total operating expenses decreased to $51,261 during the year ended April 30, 2025 compared to $61,344 during the year ended April 30, 2024. The decrease during the year ended April 30, 2025 was primarily due to a decrease in general and administrative expenses relating to a decrease in consulting fees.

As a result of the changes described above, net loss decreased to $51,261 during the year ended April 30, 2025 compared to $61,344 during the year ended April 30, 2024.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2025. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment management concluded that, as of April 30, 2025, our internal control over financial reporting was not effective as a result of a material weakness in the Company’s overall system of internal controls, which includes:

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

 Changes in Internal Control over Financial Reporting

During the year ended April 30, 2025, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Paras Shah	51	Chief Executive, Financial and Accounting Officer and a Director

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

Our director is not independent as that term is defined in section 803 of the listing standards of the NYSE MKT. Our director does not qualify as a financial expert as that term is defined by the Securities and Exchange Commission. We do not believe a financial expert is necessary since we did not have any revenues for the year ended April 30, 2025.

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

Item 11. Executive Compensation.

The following table sets forth in summary form the compensation paid to our officer during the two years ended April 30, 2025.

Name and Principal Position	Period	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Paras Shah	2025	--	--	--	--	--	--
President, Chief Executive, Financial and Accounting Officer	2024	--	--	--	--	--	--

We do not have any consulting or employment agreements with any of our officers or directors. As of July 15, 2025, we had no immediate plans to pay compensation for past services.

Our board of directors may increase the compensation paid to our officers depending upon a variety of factors, including the results of our future operations.

The following table shows the amount which we expect to pay to our executive officer during the twelve months ending April 30, 2025, and the amount of time this officer expects to devote to our business.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table shows the ownership, as of July 15, 2025, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	% of Outstanding Shares

A9 Technologies and Holdings LLC, a company controlled by Paras Shah	166,988	62%

All officers and directors as a group (1 person)	166,988	62%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As at April 30, 2025 and 2024, the Company was indebted to A9 Technologies and Holdings, LLC, a company controlled by the current President of the Company, for $324,875 and $274,465, respectively, which relates to a transfer of debt from the former President of the Company and expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

Item 14.  Principal Accountant Fees and Services.

Fruci & Associates II, PLLC,. was our independent registered principal accountant firm since March 5, 2022, and for the year ending April 30, 2025. The following shows the fees we paid to Fruci & Associates II, PLLC. during the one year ended April 30, 2025.

	2025	2024

Audit Fees	$26,000	$27,750
Audit-Related Fees	$--	$--
Tax Fees	$--	$--

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

April 30, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alexander Tech Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alexander Tech Corp (“the Company”) as of April 30, 2025 and 2024, and the related statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2022. Spokane, Washington
July 18, 2025

Alexander Tech Corp

Balance Sheets

	April 30, 2025	April 30, 2024
ASSETS

Current Assets

Cash	$10,856	$10,459
Prepaid expenses	–	1,420

Total Assets	$10,856	$11,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$615	$615
Due to related party	324,875	274,465
Advances payable	42,001	42,173

Total Liabilities	367,491	317,253

Commitments and contingencies	–	–

Shareholders’ Deficit

Preferred Stock, 25,000,000 shares authorized, $0.0000001 par value; 0.48 shares issued and outstanding at April 30, 2025 and 2024	–	–

Class A Common Stock, 700,000,000 shares authorized, $0.0000001 par value; 268,725 shares issued and outstanding at April 30, 2025 and 2024	–	–

Class B Common Stock, 200,000,000 shares authorized, $0.0000001 par value; no shares issued and outstanding at April 30, 2025 and 2024	–	–

Class C Common stock, 75,000,000 shares authorized, $0.0000001 par value; no shares issued and outstanding at April 30, 2025 and 2024	–	–

Additional paid-in capital	454,216	454,216

Accumulated deficit	(810,851)	(759,590)

Total Shareholders’ Deficit	(356,635)	(305,374)

Total Liabilities and Shareholders’ Deficit	$10,856	$11,879

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp

Statements of Operations

	Year Ended April 30,	Year Ended April 30,
	2025	2024

Revenue	$–	$–

Expenses

General and administrative	$51,261	$61,344

Net Loss before provision for income tax	$(51,261)	$(61,344)

Provision for income tax

Net Loss	$(51,261)	$(61,344)

Net Loss Per Common Share – Basic and Diluted	$(0.19)	$(0.23)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	268,725	268,725

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp

Statements of Shareholders’ Deficit

	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total

Balance – April 30, 2023	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(698,246)	$(244,030)

Net loss for the period	–	–	–	–	–	–	–	–	–	(61,344)	(61,344)

Balance – April 30, 2024	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(759,590)	$(305,374)

Net loss for the period	–	–	–	–	–	–	–	–	–	(51,261)	(51,261)

Balance – April 30, 2025	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(810,851)	$(356,635)

(The accompanying notes are an integral part of these financial statements)

Alexander Tech Corp

Statements of Cash Flows

	Year Ended April 30,	Year Ended April 30,
	2025	2024

Operating Activities:

Net loss	$(51,261)	$(61,344)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (loss) gain on amount due to related party	(172)	85

Changes in operating assets and liabilities:
Prepaid expenses	1,420	–
Accounts payable and accrued liabilities	–	(1,500)

Net Cash Used in Operating Activities	(50,013)	(62,759)

Financing Activities:

Proceeds of loan from related party	50,410	63,263

Net Cash Provided by Financing Activities	50,410	63,263

Change in Cash	397	504

Cash – Beginning of Year	10,459	9,955

Cash – End of Year	$10,856	$10,459

Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these financial statements)

1.	Business Description

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

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception. As of April 30, 2025, the Company has a working capital deficiency of $356,635 and has accumulated losses of $810,851 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, to provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 31, 2023 and interim period within fiscal years beginning after December 15, 2024. Early adoption is permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

The Company has implemented all new pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

i)

4.	Advances Payable

On July 14, 2018, the Company executed a Letter of Intent (the “LOI”) with a Corporation registered in the country of Chile (“Corporation”). Pursuant to the LOI, the Corporation agreed to exchange 100% of its total issued and outstanding shares for 3,916,988 shares of common stock of the Company. In addition, the Corporation agreed to provide funding of $500,000 and to enter into a consulting contract with the former President of Company. Of the $500,000 funding, $15,000 was payable to the former President of the Company immediately upon acceptance of the LOI. The $15,000 was refundable in the event the terms of the LOI were not met. Of the $500,000 funding, $135,000 was to be deposited to a trust account with the Company’s legal counsel for payment of outstanding payables, closing costs associated with the transaction and costs associated with raising capital for the Company. Once the Company raised a minimum of $4,500,000 after the completion the transaction, the former President of the Company was to receive the remaining $350,000. Upon change in management of the Company, the LOI was abandoned. As at April 30, 2025, the Company recorded on its balance sheets advances payable of $42,001 (April 30, 2024 - $42,173) representing professional fees paid on behalf of the Company.

5.	Related Party Transactions

As at April 30, 2025 and April 30, 2024, the Company was indebted to a company controlled by the current President of the Company for $324,875 and $274,465, respectively, which relates to a transfer of debt from the former President of the Company and expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand.

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

There were no share transactions during the years ended April 30, 2025 or 2024.

(The accompanying notes are an integral part of these financial statements)

7.	Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ending April 30, 2025, and 2024 to the Company’s effective tax rate is as follows:

	2025	2024

US Statutory Rate	21%	21%
Tax benefit at U.S. statutory rate	$10,765	$10,638
Change in valuation allowance	(10,765)	(10,638)

Net deferred income tax asset	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at April 30, 2025 and 2024 are as follows:

	2025	2024

Net operating loss:	$153,231	$157,270
Valuation allowance	(153,231)	(157,270)

	$–	$–

Change in valuation allowance:

Balance, prior year	$(157,270)	$(146,632)
Effect of change in tax rate	–	–
Expiration of net operating loss	14,803	–
Increase in valuation allowance	(10,765)	(10,638)

Balance, current year	$(153,232)	$(157,270)

The Company has approximately $729,673 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years. $453,709 of NOL expires between fiscal 2026 and 2037, and $275,964 will carry forward indefinitely, and the deductibility of such NOL is limited to 80% of taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

ALEXANDER TECH CORP.

Dated: July 18, 2025	By:	/s/ Paras Shah
Paras Shah
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paras Shah	Principal Executive, Financial and Accounting Officer and a Director	July 18, 2025
Paras Shah