Form 10-Q
period 2025-07-31
ALEXANDER TECH CORP
filed 2026-08-03
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒

For the quarterly period ended July 31, 2025 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐

For the transition period from  to

Commission file number: 333-215884

ALEXANDER TECH CORP.

(Exact name of registrant as specified in its charter)

Delaware	80-0914174
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6161 Fleetwood Court, San Jose, CA	95120
(Address of principal executive offices)	(Zip Code)
(519) 619-4370
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

☐No ☑

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2026, the registrant had 268,725 outstanding shares of common stock.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ParticularsIndex
Item 1. Financial Statements	F–2

Balance Sheets as of July 31, 2025, and April 30, 2025	F–2

Statements of Operations for the Three Months ended July 31, 2025 and 2024	F–3

Statements of Shareholders’ Deficit for the Three Months ended July 31, 2025 and 2024	F–4

Statements of Cash Flows for the Three Months ended July 31, 2025 and 2024	F–5

Notes to the Financial Statements	F–6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4. Controls and Procedures	12

PART II – OTHER INFORMATION

Item 6. Exhibits	13

SIGNATURES	13

Alexander Tech Corp

Item 1. Financial Statements Balance Sheets

	July 31, 2025 (unaudited)	April 30, 2025
ASSETS

Current Assets

Cash	$10,831	$10,856
Prepaid expenses	–	–

Total Assets	$10,831	$10,856

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$9,873	$615
Due to related party	$337,125	$324,875
Advances payable	$42,001	$42,001

Total Liabilities	$388,999	$367,491

Commitments and contingencies	–	–

Stockholders’ Deficit

Preferred Stock, 25,000,000 shares authorized, $0.0000001 par value; 0.48 shares issued and outstanding at July 31, 2025 and April 30, 2025	–	–

Class A Common Stock, 700,000,000 shares authorized, $0.0000001 par value; 268,725 shares issued and outstanding at July 31, 2025 and April 30, 2025	–	–

Class B Common Stock, 200,000,000 shares authorized, $0.0000001 par value; no shares issued and outstanding at July 31, 2025 and April 30, 2025	–	–

Class C Common stock, 75,000,000 shares authorized, $0.0000001 par value; no shares issued and outstanding at July 31, 2025 and April 30, 2025	–	–

Additional paid-in capital	$454,216	$454,216

Accumulated deficit	$(832,384)	$(810,851)

Total Stockholders’ Deficit	$(336,168)	$(356,635)

Total Liabilities and Stockholders’ Deficit	$10,831	$10,856

(The accompanying notes are an integral part of these financial statements)

F-2

Alexander Tech Corp Statements of Operations

(unaudited)

	Three Months Ended July 31	Three Months Ended July 31,
	2025	2024

Revenue	$–	$–

Expenses

General and administrative	$(22,148)	$(10,900)

Other Income	$615	$–

Net Profit/(Loss) before provision for income tax	$(21,533)	$(10,900)

Provision for income tax	$–	$–

Net Profit/ (Loss)	$(21,533)	$(10,900)

Net Profit/ (Loss) Per Common Share – Basic and Diluted	$(0.08)	$(0.04)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	268,725	268,725

(The accompanying notes are an integral part of these financial statements) F-3

Alexander Tech Corp

Statements of Shareholders’ Deficit (unaudited)

) )

	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
Three Months Ended

Balance – April 30, 2024	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(759,590	$(305,374

Net loss for the period	–	–	–	–	–	–	–	–	–	(10,900	(10,900

Balance – July 31, 2024	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(770,490	$(316,274

Balance – April 30, 2025	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(810,851	$(356,635

Net Loss for the period	–	–	–	–	–	–	–	–	–	(21,533)	(21,533)

Balance – July 31, 2025	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(832,384	$(378,168

) )

) )

) )

) )

(The accompanying notes are an integral part of these financial statements)

F-4

Alexander Tech Corp Statements of Cash Flows (unaudited)

	Three Months Ended July 31,	Three Months Ended July 31,
	2025	2024

Operating Activities:

Net Loss	$(21,533)	$(10,900)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (loss) gain on amount due to related party	$–	$(109)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$9,258	$–
Prepaid expenses	$–	$1,420

Net Cash Used in Operating Activities	$(12,275)	$(9,589)

Financing Activities:

Proceeds of loan from the related party	$212,250	$9,465

Repayment of loan to the related party	$(200,000)	$–

Net Cash Provided by Financing Activities	$12,250	$9,465

Change in Cash	$(25)	$(124)

Cash – Beginning of Period	$10,856	$10,459

Cash – End of Period	$10,831	$10,335

Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these financial statements) F-5

Alexander Tech Corp.

Notes to the Financial Statements

July 31, 2025

(unaudited)

1.	Business Description

Alexander Tech Corp (the “Company”) was incorporated in the State of Delaware on August 17, 2005. The Company is a Blank Check Company which plans to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business with one or more businesses. On July 14, 2018, the Company entered into a Letter of Intent with an unrelated third party. Following the change in control of the Company in 2021, the LOI was abandoned by the parties and has not been pursued thereafter. Except for this Letter of Intent, the Company has not identified any business combination target and has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. On January 12, 2022, the Company changed its name from The Diamond Cartel Inc. to Alexander Tech Corp.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since its inception. As of July 31, 2025, the Company has a working capital deficiency of

$378,168 and has accumulated losses of $832,384 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

3.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Rule 8-03 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at July 31, 2025, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended July 31, 2025, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the Form 10-K for the year ended April 30, 2025. The Company has an April 30 year-end.

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

4.	Other Income

Other income as of July 31, 2025, of $615, relates to the reversal of an accrued professional fee that management determined was no longer payable. The amount includes writeback of a provision created for professional fees which is no longer payable. Management determined that these obligations no longer existed and accordingly recognized the write-off as Other income during the year.

5.	Advances Payable

On July 14, 2018, the Company executed a Letter of Intent (the "LOI") with a corporation incorporated in Chile (the "Corporation"). Pursuant to the LOI, the Corporation agreed to (i) exchange 100% of its issued and outstanding shares for shares of the Company's common stock, (ii) provide funding of up to $500,000 to the Company, and (iii) enter into a consulting agreement with the Company's then President.

During the year ended April 30, 2019, the Corporation paid professional fees totaling $42,220 on behalf of the Company. These amounts were recorded as advances payable. Since initial recognition, the balance has remained substantially unchanged, with only minor adjustments arising from foreign exchange fluctuations.

The share exchange contemplated under the LOI was never completed. Following the change in control of the Company in 2021, the LOI was abandoned by the parties and has not been pursued thereafter. Although the underlying Letter of Intent was abandoned, management has not concluded that the related obligation has been legally settled, released, or otherwise extinguished. Accordingly, the liability continues to be recognized.

As of July 31, 2025, the Company reported advances payable of $42,001 (April 30, 2025 – $42,001), representing professional fees paid by the Corporation on behalf of the Company.

6.	Related Party Transactions

As of July 31, 2025, and April 30, 2025, the Company was indebted to a company controlled by the current President of the Company for $337,125 and $324,875, respectively, which relates to a transfer of debt from the former President of the Company and expenses incurred on behalf of the Company. During the year, the related party advanced an additional $212,250 to the Company, of which $200,000 was repaid, resulting in a net increase of $12,250 in the related party balance during the period. These amounts are non-interest bearing, unsecured, and are due on demand.

7.	Share Capital

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

As of July 31, 2025 and April 30, 2025, we had 268,725 outstanding shares of common stock which were owned by approximately 40 shareholders of record.

There were no share transactions during the three months ended July 31, 2025 or 2024.

8.	Subsequent Events

Management has evaluated subsequent events through August 1, 2026, the date that these financial statements were issued. There have been no events that would require adjustment to or disclosure in the financial statements.

9.	Basic and Diluted Net Income (Loss) Per Share

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

10.	Income Taxes

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

11. Fair Value

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

The three-level hierarchy is as follows:

•Level 1 inputs consist of unadjusted quoted prices for identical instruments in active markets.

•Level 2 inputs consist of quoted prices for similar instruments.

•Level 3 valuations are derived from inputs which are significant and unobservable and have the lowest priority.

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

F-6

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

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities. We may not generate any operating revenues until after the completion of a business combination. There has been no significant change in our financial condition and no material adverse change has occurred since inception. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

On July 1, 2021, the former President of the Company entered into a stock purchase agreement with 9A Technologies and Holdings LLC, a company controlled by the current President of the Company, to sell 166,988 shares of the Company’s common stock. The total shares sold under the stock purchase agreement represent 62% of the total shares outstanding. On June 10, 2021, 9A Technologies and Holdings, LLC made a $45,000 non-refundable deposit towards the stock purchase, and on July 9, 2021, 9A Technologies and Holdings, LLC made an additional non-refundable deposit of $13,850 towards amounts paid by the former President on behalf of the Company subsequent to the date of the agreement. On September 29, 2021, 9A Technologies and Holdings, LLC made the final $405,000 payment towards the stock purchase, which effected the close of the agreement. Upon closing of the Agreement, the former President of the Company transferred 166,988 shares of the Company’s common stock to 9A Technologies and Holdings, LLC, who then became the majority shareholder. In addition, upon final payment being made, the former President of the Company transferred to 9A Technologies and Holdings, LLC $117,076 of debt that was owed to the former President of the Company at the time of transfer.

On October 7, 2021, Mr. Atlidakis resigned as an officer and director of the Company and Mr. Paras Shah was appointed as the Chief Executive Officer and a director of the Company.

On January 12, 2022, the Company changed its name from The Diamond Cartel Inc. to Alexander Tech Corp.

As of July 31, 2025, we owed 9A Technologies and Holdings, LLC $337,125 for a transfer of debt from the former President of the Company and expenses incurred on our behalf. The amount we owe 9A Technologies and Holdings, LLC, is non-interest bearing, unsecured, and due on demand.

As of July 31, 2025, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

See Note 3 to our financial statements included as part of this report for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can deliver our products to market and generate substantial revenues, which may take the next full year to fully realize, if ever. In the event that we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations.

SUMMARY OF BALANCE SHEET	July 31, 2025	April 30, 2025
Cash and cash equivalents	$10,831	$10,856
Total current assets	10,831	10,856
Total assets	10,831	10,856
Total liabilities	388,999	367,491
Accumulated deficit	(832,384)	(810,851)
Total stockholders’ deficit	$(378,168)	(356,635)

For the three months ended July 31, 2025, the Company recorded a net loss of $21,533 and at July 31, 2025, had a working capital deficit of $378,168. Since inception we had not established an ongoing source of revenue sufficient to cover our operating costs, however, in this quarter there is a write-back of provision for professional fees payable, which results in increase in Other income therefore we have seen the reduction in loss for this period ended July 31 2025. During the three months ended July 31, 2025, we primarily relied upon advances and loans from related parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $10,831 in cash on July 31, 2025, compared to $10,856 in cash on April 30, 2025. We had total liabilities of $388,999 on July 31, 2025, compared to $367,491 on April 30, 2025.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $4,000 and to fund future research and development adequately. We intend to rely on additional debt financing, loans from existing stockholders, and private placements of common stock for additional funding. However, there is no assurance that additional funding will be available. We do not have material commitments for future capital expenditures. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

Results of Operations

Three Months Ended July 31, 2025, and 2024

SUMMARY OFThree-month period ended OPERATIONSJuly 31,
	(Unaudited)
	2025	2024
Revenues	$–	$–
Total operating expenses	$(22,148)	$(10,900)

Other Income	$615	$–
Net Profit/(loss)	$(21,533)	$(10,900)
Net Profit/ (loss) attributable to common stockholders’	$(21,533)	$(10,900)
Basic Profit/ (loss) per share	$(0.08)	$(0.04)
Diluted Profit/ (loss) per share	$(0.08)	$(0.04)

Total operating expenses increased to $22,148 during the three months ended July 31,2025, compared to $10,900 during the three months ended July 31, 2024. The increase during the period was primarily due to an increase in general and administrative expenses relating to an increase in consulting and professional fees.

Other Income increased to $615 during the three months ended July 31, 2025, compared to $0 during the three months ended July 31, 2024. Other Income increased to $615 during the three months ended July 31, 2025, primarily due to the reversal of an accrued professional fee that management determined was no longer payable.

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

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2025. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2025.

Changes in Internal Control over Financial Reporting

During the period ended July 31, 2025, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION ITEM 6. EXHIBITS

ExhibitDescription of Document Number

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

ALEXANDER TECH CORP.

Dated: August 1, 2026, 10-Q	By:	/s/ Paras Shah
Paras Shah
Principal Executive Officer

	By:	/s/ Paras Shah
Paras Shah
Principal Financial and Accounting Officer

Alexander Tech Corp July 2025 10-Q