Form 10-Q
period 2025-10-31
ALEXANDER TECH CORP
filed 2026-08-03
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒

For the quarterly period ended October 31, 2025 OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No☑

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Index
Item 1. Financial Statements	F–2

Balance Sheets as of October 31, 2025, and April 30, 2025	F–2

Statements of Operations for the Three and Six Months ended October 31, 2025 and 2024	F–3

Statements of Shareholders’ Deficit for the Three and Six Months ended October 31, 2025 and 2024	F–4

Statements of Cash Flows for the Six Months ended October 31, 2025 and 2024	F–5

Notes to the Financial Statements	F–6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4. Controls and Procedures	13

PART II – OTHER INFORMATION

Item 6. Exhibits	13

SIGNATURES	14

Alexander Tech Corp

Item 1. Financial Statements Balance Sheets

	October 31, 2025 (unaudited)	April 30, 2025
ASSETS

Current Assets

Cash	$10,096	$10,856
Prepaid expenses	–	–

Total Assets	$10,096	$10,856
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$14,275	$615
Due to related party	$345,125	$324,875
Advances payable	42,001	42,001

Total Liabilities	401,401	367,491

Commitments and contingencies	–	–

Stockholders’ Deficit

Preferred Stock, 25,000,000 shares authorized, $0.0000001 par value; 0.48 shares issued and outstanding at October 31, 2025 and April 30, 2025	–	–

Class A Common Stock, 700,000,000 shares authorized, $0.0000001 par value; 268,725 shares issued and outstanding at October 31, 2025 and April 30, 2025	–	–

Class B Common Stock, 200,000,000 shares authorized, $0.0000001 par value; no shares issued and outstanding at October 31, 2025 and April 30, 2025	–	–

Class C Common stock, 75,000,000 shares authorized, $0.0000001 par value; no shares issued and outstanding at October 31, 2025 and April 30, 2025	–	–

Additional paid-in capital	$454,216	$454,216

Accumulated deficit	$(845,521)	$(810,851)

Total Stockholders’ Deficit	$(391,305)	$(356,635)

Total Liabilities and Stockholders’ Deficit	$10,096	$10,856

(The accompanying notes are an integral part of these financial statements) F-2

Alexander Tech Corp Statements of Operations

(unaudited)

	Three Months Ended October 31	Three Months Ended October 31,	Six months Ended October 31	Six months Ended October 31,
	2025	2024	2025	2024

Revenue	$–	$–	$–	$–

Expenses

General and administrative	$(13,250)	$(15,710)	$(35,398)	$26,610

Other Income	$113	$–	$728	$–

Net Profit/ (Loss) before provision for income tax	$(13,137)	$(15,710)	$(34,670)	$(26,610)

Provision for income tax	–	–	–	–

Net Profit/ (Loss)	$(13,137)	$(15,710)	$(34,670)	$(26,610)

Net Profit/ (Loss) Per Common Share – Basic and Diluted	$(0.05)	$(0.06)	$(0.13)	$(0.10)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	268,725	268,725	268,725	268,725

(The accompanying notes are an integral part of these financial statements) F-3

Alexander Tech Corp

Statements of Shareholders’ Deficit (unaudited)

)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
Six Months Ended

Balance – April 30, 2024	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(759,590	$(305,374)

Net loss for the period	–	–	–	–	–	–	–	–	–	(26,610	(26,610)

Balance – October 31, 2024	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(786,200	$(331,984)

Balance – April 30, 2025	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(810,851	$(356,635)

Net loss for the period	–	–	–	–	–	–	–	–	–	(34,670)	(34,670)

Balance – October 31, 2025	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(845,521	$(391,305)

Three Months Ended

Balance – July 31, 2024	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(770,490	$(316,274)

Net loss for the period	–	–	–	–	–	–	–	–	–	(15,710	(15,710)

Balance – October 31, 2024	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(786,200	$(331,984)

)

)

)

)

)

)

)

)

Balance – July 31, 2025	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(832,384	$(378,168)

Net loss for the period	–	–	–	–	–	–	–	–	–	$(13,137)	$(13,137)

Balance – October 31, 2025	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(845,521	$(391,305)

)

(The accompanying notes are an integral part of these financial statements)

F-4

Alexander Tech Corp Statements of Cash Flows

(unaudited)

	Six Months Ended October 31,	Six Months Ended October 31,
	2025	2024

Operating Activities:

Net Income/ (loss)	$(34,670)	$(26,610)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (loss) gain on amount due to related party	$–	$(239)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$13,660	$–
Prepaid expenses	$–	$1,420

Net Cash Used in Operating Activities	$(21,010)	$(25,429)

Financing Activities:

Proceeds of loan from the related party	$220,250	$25,280

Repayment of loan to the related party	$(200,000)	$

Net Cash Provided by Financing Activities	$20,250	$25,280

Change in Cash	$(760)	$(149)

Cash – Beginning of Period	$10,856	$10,459

Cash – End of Period	$10,096	$10,310

Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these financial statements)

F-5

Alexander Tech Corp.

Notes to the Financial Statements

October 31, 2025 (unaudited)

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

2 .	Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception. As of October 31, 2025, the Company has a working capital deficiency of

$391,305 and has accumulated losses of $845,521 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

3.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Rule 8-03 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at October 31, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the Six months ended October 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the Form 10-K for the year ended April 30, 2025. The Company has an April 30 year-end.

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

4	Other Income

Other income of $728 for the six months ended October 31, 2025 consisted of (i) $113 relating to the write-off of a separate outstanding liability that management determined was no longer payable, and (ii) $615 relating to the reversal of accrued professional fee liabilities that management determined were no longer payable. Management evaluated each liability based on the available facts and circumstances and concluded that the related obligations no longer existed. Accordingly, the amounts were recognized as other income during the period.

5	Advances Payable

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

As at October 31,2025, the Company reported advances payable of $42,001 (April 30, 2025 – $42,001), representing professional fees paid by the Corporation on behalf of the Company.

6.	Related Party Transactions

As at October 31, 2025 and April 30, 2025, the Company was indebted to a company controlled by the current President of the Company for $345,125 and $324,875, respectively, which relates to a transfer of debt from the former President of the Company and expenses incurred on behalf of the Company. During the year, the related party advanced an additional $220,250 to the Company, of which $200,000 was repaid, resulting in a net increase of $20,250 in the related party balance during the period. These amounts are non-interest bearing, unsecured, and are due on demand.

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

As of October 31, 2025 and April 30, 2025, we had 268,725 outstanding shares of common stock which were owned by approximately 40 shareholders of record.

There were no share transactions during the six months ended October 31, 2025 or 2024.

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

On January 12, 2022, the Company changed its name from The Diamond Cartel Inc. to Alexander Tech Corp.

As of October 31, 2025, we owed 9A Technologies and Holdings, LLC $345,125 for a transfer of debt from the former President of the Company and expenses incurred on our behalf. The amount we owe 9A Technologies and Holdings, LLC, is non-interest bearing, unsecured, and due on demand.

As of October 31, 2025, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

See Note 3 to our financial statements included as part of this report for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can consummate a business combination and generate substantial revenues, which may take the next full year to fully realize, if ever. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations.

SUMMARY OF BALANCE SHEETOctober 31,April 30, 20252025
Cash and cash equivalents	$10,096	$10,856
Total current assets	10,096	10,856
Total assets	10,096	10,856
Total liabilities	401,401	367,491
Accumulated deficit	(845,521)	(810,851)
Total stockholders’ deficit	$(391,305)	(356,635)

For the six months ended October 31, 2025, the Company recorded a net loss of $34,670 and at October 31, 2025, had a working capital deficit of $391,305. Since inception we had not established an ongoing source of revenue sufficient to cover our operating costs. However, during the six months ended October 31, 2025, the Company recognized $728 of other income, consisting of reversals of liabilities that management determined were no longer payable. During the six-months ended October 31, 2025, we primarily relied upon advances and loans from related parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $10,096 in cash at October 31, 2025, compared to $10,856 in cash at April 30, 2025. We had total liabilities of $401,401 at October 31, 2025 compared to $367,491 at April 30, 2025.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $4,000. We intend to rely on additional debt financing, loans from existing stockholders and private placements of common stock for additional funding, however, there is no assurance that additional funding will be available. We do not have material commitments for future capital expenditures. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

Results of Operations

Three and Six Months Ended October 31, 2025, and 2024

SUMMARY OF OPERATIONS

Three-months Period ended October 31,

Six-months period ended October 31,

	(Unaudited)		(Unaudited)
	2025	2024	2025	2024
Revenues	$–	$–	$–		$–
Total operating expenses	$(13,250)	$(15,710)	$(35,398)		$(26,610)
Other Income	$113	$–	$728	$
Net Income/ (loss)	$(13,137)	$(15,710)	$(34,670)		$(26,610)
Net Profit/ (loss) attributable to common stockholders’	$(13,137)	$(15,710)	$(34,670)		$(26,610)
Basic Profit/ (loss) per share	$(0.05)	$(0.06)	$(0.13)		$(0.10)
Diluted Profit/ (loss) per share	$(0.05)	$(0.06)	$(0.13)		$(0.10)

Total operating expenses increased to $35,398 during the six months ended October 31, 2025, compared to $26,610 during the six months ended October 31, 2024. The increase during the period was primarily due to an increase in general and administrative expenses relating to an increase in consulting and professional fees.

Total operating expenses decreased to $13,250 during the six months ended October 31, 2025, compared to $15,710 during the six months ended October 31, 2024. The decrease during the period was primarily due to a decrease in general and administrative expenses relating to an increase in consulting and professional fees.

Other income increased to $728 during the six months ended October 31,2025, compared to $0 during the six months ended October 31, 2024. The increase in other income during the period primarily due to provisions made on a professional fee that was written back.

Other income increased to $113 during the three months ended October 31,2025, compared to $0 during the three months ended October 31, 2024. The Increase in other income during the period primarily due to a write-off of an outstanding liability that management determined was no longer payable.

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

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2025. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2025.

Changes in Internal Control over Financial Reporting

During the period ended October 31, 2025, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Alexander Tech Corp October 2025 10-Q