Form 10-Q
period 2026-01-30
ALEXANDER TECH CORP
filed 2026-08-03
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒

For the quarterly period ended January 31, 2026 OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No

☑

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

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ParticularsIndex
Item 1. Financial Statements	F–2

Balance Sheets as of January 31, 2026, and April 30, 2025	F–2

Statements of Operations for the Three and Nine Months ended January 31, 2026 and 2025	F–3

Statements of Shareholders’ Deficit for the Three and Nine Months ended January 31, 2026 and 2025	F–4

Statements of Cash Flows for the Nine Months ended January 31, 2026 and 2025	F–5

Notes to the Financial Statements	F–6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4. Controls and Procedures	13

PART II – OTHER INFORMATION

Item 6. Exhibits	13

SIGNATURES	14

Alexander Tech Corp

Item 1. Financial Statements Balance Sheets

	January 31, 2026 (unaudited)	April 30, 2025
ASSETS

Current Assets

Cash	$3,096	$10,856
Prepaid expenses	–

Total Assets	$3,096	$10,856
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$19,912	$615
Due to related party	$338,125	$324,875
Advances payable	$42,001	$42,001

Total Liabilities	$400,038	$367,491

Commitments and contingencies	–	–

Stockholders’ Deficit

Preferred Stock, 25,000,000 shares authorized, $0.0000001 par value; 0.48 shares issued and outstanding at January 31, 2026 and April 30, 2025	–	–

Class A Common Stock, 700,000,000 shares authorized, $0.0000001 par value; 268,725 shares issued and outstanding at January 31, 2026 and April 30, 2025	–	–

Class B Common Stock, 200,000,000 shares authorized, $0.0000001 par value; no shares issued and outstanding at January 31, 2026 and April 30, 2025	–	–

Class C Common stock, 75,000,000 shares authorized, $0.0000001 par value; no shares issued and outstanding at January 31, 2026 and April 30, 2025	–	–

Additional paid-in capital	$454,216	$454,216

Accumulated deficit	$(851,158)	$(810,851)

Total Stockholders’ Deficit	$(396,942)	$(356,635)

Total Liabilities and Stockholders’ Deficit	$3,096	$10,856

(The accompanying notes are an integral part of these financial statements) F-2

Alexander Tech Corp

Statements of Operations (unaudited)

	Three Months Ended January 31	Three Months Ended January 31,	Nine months Ended January 31	Nine months Ended January 31,
	2026	2025	2026	2025

Revenue	$–	$–	$–	$–

Expenses

General and administrative	(5,637)	(9,312)	(41,035)	(35,922)

Other Income	–	–	728	–

Net Profit/(Loss) before provision for income tax	(5,637)	(9,312)	(40,307)	(35,922)

Provision for income tax	–	–	–	–

Net Profit /(Loss)	(5,637)	(9,312)	(40,307)	(35,922)

Net Profit/ (Loss) Per Common Share – Basic and Diluted	$(0.02)	$(0.03)	$(0.15)	$(0.13)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	268,725	268,725	268,725	268,725

(The accompanying notes are an integral part of these financial statements) F-3

Alexander Tech Corp

	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
Nine Months Ended

Balance – April 30, 2024	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(759,590	$(305,374)

Net loss for the period	–	–	–	–	–	–	–	–	–	(35,922	(35,922)

Balance – January 31, 2025	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(795,512	$(341,296)

Balance – April 30, 2025	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(810,851	$(356,635)

Net loss for the period	–	–	–	–	–	–	–	–	–	(40,307)	(40,307)

Balance – January 31, 2026	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(851,158	$(396,942)

Three Months Ended

Balance – October 31, 2024	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(786,200	$(331,984)

Net loss for the period	–	–	–	–	–	–	–	–	–	(9,312	(9,312)

Balance – January 31, 2025	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(795,512	$(341,296)

Balance –	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(845,521	$(349,305)

Statements of Shareholders’ Deficit (unaudited)

)

)

)

)

)

)

)

)

)

)

October 31, 2025

Net loss for the period	–	–	–	–	–	–	–	–	–	(5,637)	(5,637)

Balance – January 31, 2026	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(851,158	$(396,942)

(The accompanying notes are an integral part of these financial statements) F-4

Alexander Tech Corp Statements of Cash Flows (unaudited)

	Nine Months Ended January 31, 2026	Nine Months Ended January 31, 2025
Operating Activities:

Net Income/ (Loss)	$(40,307)	$(35,922)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (loss) gain on amount due to related party	$–	$(517)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$19,297	$–
Prepaid expenses	–	1,420

Net Cash Used in Operating Activities	$(21,010)	$(35,019)

Financing Activities:

Proceeds of loan from the related party	$220,250	$34,845

Repayment of loan to the related party	$(207,000)	$–

Net Cash Provided by Financing Activities	$13,250	$34,845

Change in Cash	$(7,760)	$(174)

Cash – Beginning of Period	$10,856	$10,459

Cash – End of Period	$3,096	$10,285

Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these financial statements) F-5

Alexander Tech Corp.

Notes to the Financial Statements January 31, 2026 (unaudited)

1.	Business Description

Alexander Tech Corp (the “Company”) was incorporated in the State of Delaware on August 17, 2005. The Company is a Blank Check Company which plans to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business with one or more businesses. On October 14, 2018, the Company had entered into a Letter of Intent with an unrelated third party. Following the change in control of the Company in 2021, the LOI was abandoned by the parties and has not been pursued thereafter. Except for this Letter of Intent, the Company has not identified any business combination target and has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. On January 12, 2022, the Company changed its name from The Diamond Cartel Inc. to Alexander Tech Corp.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception. As of January 31, 2026, the Company has a working capital deficiency of

$396,942 and has accumulated losses of $851,158 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

3.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Rule 8-03 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at January 31, 2026 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended January 31, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the Form 10-K for the year ended April 30, 2025. The Company has an April 30 year-end.

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

Other income as of January 31, 2026, primarily relates to the write-off and write-back of certain outstanding liabilities that were no longer payable. Other income as of January 31, 2026 primarily relates to the write-off and reversal of certain outstanding liabilities that management determined were no longer payable. The amount includes (i) write-offs of accounts payable balances related to professional fees and (ii) reversals of previously acrrued professional fee liabilities.

5.	Advances Payable

On October 14, 2018, the Company executed a Letter of Intent (the "LOI") with a corporation incorporated in Chile (the "Corporation"). Pursuant to the LOI, the Corporation agreed to (i) exchange 100% of its issued and outstanding shares for shares of the Company's common stock, (ii) provide funding of up to $500,000 to the Company, and (iii) enter into a consulting agreement with the Company's then President.

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

As at January 31, 2026, the Company reported advances payable of $42,001 (April 30, 2025 – $42,001), representing professional fees paid by the Corporation on behalf of the Company.

6.	Related Party Transactions

As at January 31, 2026 and April 30, 2025, the Company was indebted to a company controlled by the current President of the Company for $338,125 and $324,875, respectively, which relates to a transfer of debt from the former President of the Company and expenses incurred on behalf of the Company. During the year, the related party advanced an additional $220,250 to the Company, of which $207,000 was repaid, resulting in a net increase of $13,250 in the related party balance during the period. These amounts are non-interest bearing, unsecured, and are due on demand.

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

As of January 31, 2026 and April 30, 2025, we had 268,725 outstanding shares of common stock which were owned by approximately 40 shareholders of record.

There were no share transactions during the nine months ended January 31, 2026 or 2025.

8.	Subsequent Events

Management has evaluated subsequent events through August 1, 2026 the date that these financial statements were issued. There have been no events that would require adjustment to or disclosure in the financial statements.

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

On January 12, 2022, the Company changed its name from The Diamond Cartel Inc. to Alexander Tech Corp.

As of January 31, 2026, we owed 9A Technologies and Holdings, LLC $338,125 for a transfer of debt from the former President of the Company and expenses incurred on our behalf. The amount we owe 9A Technologies and Holdings, LLC, is non-interest bearing, unsecured, and due on demand.

As of January 31, 2026, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

See Note 3 to our financial statements included as part of this report for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until the Company completes a business combination and is able to generate operating revenues, which may take the next full year to fully realize, if ever. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations.

SUMMARY OF BALANCE SHEETJanuary 31,April 30, 20262025
Cash and cash equivalents	$3,096	$10,856
Total current assets	$3,096	$10,856
Total assets	$3,096	$10,856
Total liabilities	$400,038	$367,491
Accumulated deficit	$(851,158)	$(810,851)
Total stockholders’ deficit	$(396,942)	$(356,635)

For the nine months ended January 31, 2026, the Company recorded a net loss of $40,307 and at January 31, 2026, had a working capital deficit of $396,942. Since inception we had not established an ongoing source of revenue sufficient to cover our operating costs, however during this nine months we have written back the provision for professional fees payable though there have been decreases in net losses for the period ended January 31 2026. During the nine-months ended January 31, 2026, we primarily relied upon advances and loans from related parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $3,096 in cash at January 31, 2026, compared to $10,856 in cash at April 30, 2025. We had total liabilities of $400,038 at January 31, 2026 compared to $367,491 at April 30, 2025.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $4,000 and to fund future operating activities. We intend to rely on additional debt financing, loans from existing stockholders and private placements of common stock for additional funding, however, there is no assurance that additional funding will be available. We do not have material commitments for future capital expenditures. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

Results of Operations

Three and Nine Months Ended January 31, 2026, and 2025

SUMMARY OF OPERATIONS

Three-months Period ended January 31,

Nine-months period ended January 31,

	(Unaudited)		(Unaudited)
	2026	2025	2026	2025
Revenues	$–	$–	$–	$–
Total operating expenses	$(5,637)	$(9,312)	$(41,035)	$(35,922)
Other Income	$–	$–	$728	$–
Net Profit/ (loss)	$(5,637)	$(9,312)	$(40,307)	$(35,922)
Net Profit/ (loss) attributable to common stockholders’	$(5,637)	$(9,312)	$(40,307)	$(35,922)
Basic Profit/ (loss) per share	$(0.02)	$(0.03)	$(0.15)	$(0.13)
Diluted Profit/ (loss) per share	$(0.02)	$(0.03)	$(0.15)	$(0.13)

Total operating expenses increased to $41,035 during the nine months ended January 31, 2026, compared to $35,922 during the nine months ended January 31, 2025. The increase during the period was primarily due to an increase in general and administrative expenses relating to an increase in consulting and professional fees.

Total operating expenses decreased to $5,637 during the three months ended January 31, 2026, compared to $9,312 during the three months ended January 31, 2025. The decrease during the period was primarily due to a decrease in general and administrative expenses relating to a decrease in consulting and professional fees.

Other Income increased to $728 during the nine months ended January 31,2026, compared to $0 during the nine months ended January 31, 2025. Other income increased to $728 during the nine monehts ended January 31, 2026, comapred to nil in the prior-year period. The increase primarily resulted from the write-off of accounts payable related to professional fees, and the reversal of previously accrued professional fee liabilities that management determined were no longer payable.

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

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2026. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2026.

Changes in Internal Control over Financial Reporting

During the period ended January 31, 2026, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Alexander Tech Corp January 2026 10-Q