Form 10-K
period 2026-04-30
ALEXANDER TECH CORP
filed 2026-08-13
CIK 1347491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2026 OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-215884

ALEXANDER TECH CORP.

(Name of Small Business Issuer in its charter)

Delaware	80-0914174
(State of incorporation)	(IRS Employer Identification No.)

6161 Fleetwood Ct, San Jose, CA	95120
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (519) 619-4370

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15

U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☒ No

☐

The aggregate market value of the voting stock held by non-affiliates of the Company on October 31, 2025, was $0.

As of August 12, 2026, the Company had 268,725 outstanding shares of common stock.

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

Item 1. Business

We are currently a Blank Check Company incorporated on August 17, 2005 as a Delaware Corporation. We plan to acquire a privately held company using shares of our common stock. We have not identified any business combination target, and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with respect to identifying any business combination target.

Business Strategy

We intend to pursue an acquisition opportunity in any business industry or sector. However, we believe the following general criteria and guidelines are important in evaluating prospective target businesses, but we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

●	High-Growth Markets. We will seek opportunities in faster-growing segments of developed markets and emerging international markets.

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

We anticipate structuring our business combination so that the post-transaction company in which our public stockholders’ own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, because of the issuance of a substantial number of new shares, our stockholders immediately prior to our business combination could own less than a majority of our outstanding shares after our business combination.

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

We have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions with respect to identifying any business combination target. From the date of this report, there have been no communications or discussions between any of our officers or directors and any of their potential contacts or relationships regarding a potential business combination. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business. Accordingly, there is no current basis for investors in this offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

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

We are not prohibited from pursuing a business combination with a business combination target that is affiliated with our officers or directors or making the acquisition through a joint venture or other form of shared ownership with our officers or directors. In the event we seek to complete our business combination with a business combination target that is affiliated with our executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, that such an business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

Mr. Paras Shah, our sole officer and director, does not have any experience with transactions involving blank check companies.

The time required to select and evaluate a target business and to structure and complete our business combination, and the costs associated with this process are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our business combination.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, future management may not have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge, or experience necessary to enhance incumbent management.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

The Company is a shell company with no operations, no employees other than its sole officer and director, and no information technology systems or data assets of its own. Accordingly, the Company has not established cybersecurity risk assessment, risk management or governance processes, and has not engaged any assessors, consultants, auditors or other third parties in connection with cybersecurity. Our sole officer and director is responsible for identifying, assessing and responding to any cybersecurity threat. The Company did not experience any cybersecurity incident during the year ended April 30, 2026, and no risks from cybersecurity threats have materially affected, or are reasonably likely to materially affect, the Company, its business strategy, results of operations or financial condition. The Board of Directors expects to adopt a cybersecurity risk management program appropriate to the business upon completion of a business combination.

Item 2. Properties.

None.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities.

As of August 12, 2026, and April 30, 2026, there was no market for our common stock.

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

The Company amended its Articles of Incorporation on January 12, 2022, filed with the Delaware Secretary of State on January 14, 2022 and the company had filed form 8-K on the January 25, 2022.

Our current Articles of Incorporation authorize our Board of Directors to issue up to 700,000,000 Class A common shares par value of $0.0000001, each Class A share shall have one vote for one share. 200,000,000 Class B common shares par value of $0.0000001, each Class B share shall have 10 votes for one share, 75,000,000 Class C common shares par value of $0.0000001, each Class C share shall have 0 votes for one share, and 25,000,000 Preferred shares par value $0.0000001 each preferred share carries no voting power.

As of August 12, 2026, and April 30, 2026, we had 268,725 outstanding shares of common stock which were owned by approximately 40 shareholders of record.

(1)'Recent Sales of Unregistered Securities' – None during the year ended April 30, 2026;

(2)'Issuer Purchases of Equity Securities' – None;

(3)'Securities Authorized for Issuance Under Equity Compensation Plans' – The Company has no equity compensation plans.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Executive Overview

We are a “blank check” Company incorporated on August 17, 2005, as a Delaware corporation. We plan to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. On July 14, 2018, we entered a Letter of Intent with an unrelated third party. The Letter of Intent was abandoned following the change in control of the Company in 2021, was never consummated, and is currently in the process of being corroborated. Except for this Letter of Intent, we have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with respect to identifying any business combination target.

Except as disclosed above, we have not identified any business combination target, and we have not, nor has anyone on our behalf, initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target.

Until we complete an acquisition, we may seek to raise additional funds through a private offering of debt or equity to fund our operations, including the costs associated with being a public company. We are not a party to any arrangement or understanding with any third party with respect to raising any additional capital.

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities. We may not generate any operating revenues until after the completion of a business combination. Our accumulated deficit increased to $861,551 as of April 30, 2026, from $810,851 at April 30, 2025, and substantial doubt exists regarding our ability to continue as a going concern. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

On July 1, 2021, the former President of the Company entered into a stock purchase agreement with 9A Technologies and Holdings LLC, a company controlled by the current President of the Company, to sell 166,988 post-split shares of the Company’s common stock. The total shares sold under the stock purchase agreement represent 62% of the total shares outstanding. On June 10, 2021, 9A Technologies and Holdings, LLC made a $45,000 non-refundable deposit towards the stock purchase, and on July 9, 2021, 9A Technologies and Holdings, LLC made an additional non-refundable deposit of $13,850 towards amounts paid by the former President on behalf of the Company subsequent to the date of the agreement. On September 29, 2021, 9A Technologies and Holdings, LLC made the final $405,000 payment towards the stock purchase, which effected the close of the agreement. Upon closing of the Agreement, the former President of the Company transferred 166,988 post-split shares of the Company’s common stock to 9A Technologies and Holdings, LLC, who then became the majority shareholder. In addition, upon final payment being made, the former President of the Company transferred to 9A Technologies and Holdings, LLC $105,156 of debt that was owed to the former President of the Company at the time of transfer.

On October 7, 2021, Mr. Atlidakis resigned as an officer and director of the Company and Mr. Paras Shah was appointed as the Chief Executive Officer and a director of the Company.

On January 12, 2022, the Company changed its name from The Diamond Cartel Inc. to Alexander Tech Corp.

As of April 30, 2026, we owed 9A Technologies and Holdings, LLC $348,374 for a transfer of debt from the former President of the Company and expenses incurred on our behalf. The amount we owe 9A Technologies and Holdings, LLC, is non-interest bearing, unsecured, and due on demand.

As of April 30, 2026, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until we complete a business combination with an operating business and, possibly, for some time thereafter. If we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations.

SUMMARY OF BALANCE SHEET	April 30, 2026	April 30, 2025
Cash and cash equivalents	$7,046	$10,856
Total current assets	7,275	10,856
Total assets	7,275	10,856
Total liabilities	414,610	367,491
Accumulated deficit	(861,551)	(810,851)
Total stockholders' deficit	$(407,335)	$(356,635)

For the year ended April 30, 2026, the Company recorded a net loss of $50,700 and as of April 30, 2026, had a working capital deficit of $407,335. Since inception, we have not established an ongoing source of revenue sufficient to cover our operating costs. However, during the quarter ended July 31, 2025, we have written-back $615 the provision for professional fees payable, and during the quarter ended October 31, 2025 we have written off $113 of the accounts payables balance related to the professional fees which results in increase in other income by $728 during the year ended April 30, 2026. We primarily relied upon advances and loans from related parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $7,046 in cash as of April 30, 2026, compared to $10,856 in cash as of April 30, 2025. We had total liabilities of $414,610 at April 30, 2026, compared to $367,491 at April 30, 2025.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $4,300 and to fund operations adequately. We intend to rely on additional debt financing, loans from existing stockholders, and private placements of common stock for additional funding. However, there is no assurance that additional funding will be available. We do not have material commitments for future capital expenditures. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

As of April 30, 2026, the Company disclosed advances payable of $42,001 relating to professional fees paid on its behalf by a Chilean corporation under a 2018 Letter of Intent. The transaction was not completed, and the Company is currently in the process of corroborating the Letter of Intent and its subsequent cancellation. Supporting documentation regarding the cancellation was not provided to the auditor, who was therefore unable to obtain sufficient appropriate audit evidence regarding the existence and measurement of the liability. Accordingly, the auditor issued a qualified opinion with respect to this matter. Refer to Note 7 of the Financial Statements.

The matter described above also reflects a material weakness in the Company’s internal control over financial reporting related to the identification, evaluation, and documentation of certain liabilities; see Item 9A, “Controls and Procedures.”

Results of Operations

The Year Ended April 30, 2026

SUMMARY OF OPERATIONS	As of April 2026	As of April 2025
Revenues	$–	$–
Total operating expenses	(51,428)	(51,261)
Other Income	728	–
Net income / (loss)	(50,700)	(51,261)
Net income / (loss) attributable to common stockholders'	(50,700)	(51,261)
Basic income/ (loss) per share	$(0.19)	$(0.19)
Diluted income/ (loss) per share	$(0.19)	$(0.19)

Total operating expenses increased to $51,428 during the year ended April 30, 2026, compared to $51,261 during the year ended April 30, 2025. The increase during the year ended April 30, 2026, was primarily due to an increase in general and administrative expenses relating to an increase in consulting fees.

Other income increased to $728 during the year ended April 30, 2026, compared to $0 during the year ended April 30, 2025. The increase during the year ended April 30, 2026, was primarily attributable to the write-off of an Accounts Payable balances related to professional fees in addition to a provision made on professional fees which was written back as the payable was deemed no longer payable by management. As a result of the changes described above, net loss decreased to $50,700 during the year ended April 30, 2026, compared to $51,261 during the year ended April 30, 2025.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 27, 2026, the Board of Directors dismissed Fruci & Associates II, PLLC ("Fruci") as the Company's independent registered public accounting firm. Also on February 27, 2026, appointment letter dated March 9, 2026 the Board of Directors approved the engagement of PG Accountants LLC, effective immediately, as the Company's new independent registered public accounting firm.

Fruci's reports on the Company's financial statements for the two most recent fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Fruci's reports dated October 7, 2024, and July 18, 2025, each included an explanatory paragraph regarding substantial doubt as to the Company's ability to continue as a going concern.

There were no disagreements with Fruci within the meaning of Item 304(a)(1)(iv) of Regulation S-K.

There was one reportable event under Item 304(a)(1)(v) of Regulation S-K during this period: Fruci advised the Company in writing that it had identified a material weakness in the Company's internal control over financial reporting (Item 304(a)(1)(v)(A)). The Company has authorized Fruci to respond fully to the successor accountant's inquiries regarding this matter.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2026. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2026.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment management concluded that, as of April 30, 2026, our internal control over financial reporting was not effective as a result of a material weakness in the Company’s overall system of internal controls, which includes:

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

●Identification, evaluation and documentation of certain liabilities:

As described in Item 7 and in the notes to the financial statements, the Company did not maintain effective controls over the identification, evaluation and documentation of certain liabilities, including the advances payable of $42,001 recorded in connection with the 2018 Letter of Intent, for which supporting documentation sufficient for audit purposes was not available. This deficiency constitutes a material weakness in internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

During the year ended April 30, 2026, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Paras Shah	51	Chief Executive, Financial and Accounting Officer and a Director

The following is a brief summary of the background of our officer and director, including his principal occupation, during the five preceding years. Directors serve until their successors are elected and qualified or until they are removed.

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

Our director is not independent as that term is defined in section 803 of the listing standards of the NYSE MKT. Our director does not qualify as a financial expert as that term is defined by the Securities and Exchange

Commission. We do not believe a financial expert is necessary since we did not have any revenues for the year ended April 30, 2026.

We have not adopted a Code of Ethics applicable to our principal executive, financial, and accounting officers and persons performing similar functions. We do not believe a Code of Ethics is needed at this time since we have only one officer.

We do not have a compensation committee. Our director serves as our audit committee.

We have not adopted insider trading policies and procedures governing the purchase, sale, or other disposition of our securities by our directors, officers and employees. The Board of Directors believes this is reasonable in the Company’s current circumstances: the Company has a single officer and director, no other employees, and no trading market for its common stock. Any trading in the Company’s securities remains subject to the insider trading prohibitions of the federal securities laws. The Board intends to adopt appropriate insider trading policies and procedures in connection with the completion of a business combination or the development of a trading market for the Company’s securities. Accordingly, no insider trading policy is filed as Exhibit 19 to this report.

Directors are elected to hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Executive officers are elected by the directors and hold office until their resignation or removal by directors.

Item 11. Executive Compensation.

The following table sets forth in summary form the compensation paid to our officer during the two years ended April 30, 2026.

Name and Princip al Position	Perio d	Salar y (1)	Bon us (2)	Stock Awar ds (3)	Optio n Awar ds (4)	her satio	Tot al

Paras Shah resident, Chief Executi ve, Financi al and Accoun ting Officer	20 26	--	--	--	--	--	- -
Paras Shah resident, Chief Executi ve, Financi al and Accoun ting Officer	20 25	--	--	--	--	--	- -

We do not have any consulting or employment agreements with any of our officers or directors. As of August 12, 2026, we had no immediate plans to pay compensation for past services.

Our board of directors may increase the compensation paid to our officers depending upon a variety of factors, including the results of our future operations.

The following table shows the amount which we expect to pay to our executive officer during the twelve months ending April 30, 2027, and the amount of time this officer expects to devote to our business.

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

The Company’s securities are not listed on a national securities exchange, and the Company is therefore not subject to the compensation recovery (“clawback”) listing standards adopted pursuant to Rule 10D-1 under the Exchange Act. In addition, no incentive-based compensation has ever been awarded to or received by any executive officer of the Company. Accordingly, the Board of Directors has not adopted a policy relating to the recovery of erroneously awarded compensation, and no such policy is filed as Exhibit 97 to this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table shows the ownership, as of August 12, 2026, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	% of Outstanding Shares

9A Technologies and Holdings LLC, a company controlled by Paras Shah	166,988	62%

All officers and directors as a group (1 person)	166,988	62%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As at April 30, 2026 and 2025, the Company was indebted to 9A Technologies and Holdings, LLC, a company controlled by the current President of the Company, for $348,374 and $324,875, respectively, which relates to a transfer of debt from the former President of the Company and expenses incurred on behalf of the Company. These amounts are non-interest bearing, unsecured, and are due on demand. For Director’s information refer Item 10.

Item 14. Principal Accountant Fees and Services.

PG Accountants LLC was engaged as the Company’s independent registered public accounting firm effective February 27, 2026, for the year ended April 30, 2026. On February 27, 2026, Fruci & Associates II, PLLC was dismissed as the company’s independent registered public accounting firm. The following shows the accruals of fees of PG Accountants LLC only during the one year ended April 30, 2026.

	2026	2025
Audit Fees	$17,000	$26,000
Audit-Related Fees	$--	$--
Tax Fees	$--	$--

Fees shown for fiscal 2025 of USD 26,000 represent the total audit fees incurred and billed by Fruci & Associates II, PLLC in connection with the audit of the Company's fiscal 2025 financial statements and were paid in full. During fiscal 2026, the Company paid USD 17,612 of these fiscal 2025 audit fees, with the balance having been paid during fiscal 2025. Fees shown for fiscal 2026 of USD 17,000 represent amounts accrued for PG Accountants LLC in respect of the fiscal 2026 audit.

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

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by references:

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended. (1)
3.2 3.3	Bylaws (2) Certificate of Amendment to the Certificate of Incorporation, dated January 12, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed January 25, 2022)
4.1	Description of the Registrant’s Securities (filed herewith)
31.1	Certification by the Principal Executive Officer
31.2	Certification by the Principal Financial Officer
32

Certifications by the Principal Executive and Financial Officers 101

Inline XBRL document set for the financial statements and accompanying notes in this Annual Report on Form 10-K

104

Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference from Amendment No. 2 to our registration statement on Form S-1 filed April 24, 2017.
(2)	Bylaws Amendment No. 1 to our registration statement on Form S-1 filed April 24, 2017.

Item 16. Form 10-K Summary.

None.

Alexander Tech Corp April 30, 2026 and 2025

Index

Report of Independent Registered Public Accounting Firm (PCAOB ID: 7267)	F–1

Balance Sheets as of April 30, 2026 and 2025	F–2

Statements of Operations for the years ended April 30, 2026 and 2025	F–3

Statements of Shareholders’ Deficit for the years ended April 30, 2026 and 2025	F–4

Statements of Cash Flows for the years ended April 30, 2026 and 2025	F–5

Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Director of Alexander Tech Corp.

Qualified Opinion on the Financial Statements

We have audited the accompanying balance sheet of Alexander Tech Corp (“the Company”) as of April 30, 2026, and the related statements of operations, shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, except for the possible effects of the matter described in the Basis for Qualified Opinion section of our report, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Qualified Opinion

As discussed in Note 7 to the financial statements, the Company has recorded advances payable of $42,001 as of April 30, 2026, representing professional fees paid on behalf of the Company by a corporation incorporated in Chile pursuant to a Letter of Intent ("LOI") executed on July 14, 2018. The transaction contemplated by the LOI was never completed. Management represented that, following the change in control of the Company in 2021, the LOI was abandoned by the parties.

We were unable to obtain sufficient appropriate audit evidence regarding the continued existence and measurement of this liability, including confirmation from the counterparty or other satisfactory evidence supporting the Company's obligation as of April 30, 2026; the executed Letter of Intent, documentation supporting the professional fees paid on behalf of the Company, or independent confirmation from the counterparty were not able to be obtained. Accordingly, we were unable to determine whether any adjustments to advances payable, total liabilities, accumulated deficit, and the related disclosures in the accompanying financial statements were necessary.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Except for the matter described in the Basis for Qualified Opinion section, we believe that our audit provides a reasonable basis for our qualified opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated revenue from inception, has a working capital deficiency and accumulated losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other Matter Paragraph

The financial statements of Alexander Tech Corp (“the Company”) as of and for the year ended April 30, 2025, were audited by the prior auditor, an independent registered public accounting firm, whose report dated July 18, 2025, expressed an unqualified opinion on those financial statements.

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

PG Accountants, LLC PCAOB ID: 7267

Katy, Texas

Date: August 12, 2026

We have served as the Company’s auditor since 2026.

F-1

Alexander Tech Corp

Balance Sheets

Particulars	April 30, 2026	April 30, 2025
ASSETS

Current Assets

Cash	$7,046	$10,856
Prepaid expenses	$229	$–

Total Assets	$7,275	$10,856

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Account payable and accrued liabilities	$24,235	$615
Due to related party	$348,374	$324,875
Advances payable	$42,001	$42,001

Total Liabilities	$414,610	$367,491

Commitments and contingencies	–	–

Shareholders’ Deficit

Preferred Stock, 25,000,000 shares authorized, $0.0000001 par value; 0.48 shares issued and outstanding at April 30, 2026 and 2025	–	–

Class A Common Stock, 700,000,000 shares authorized, $0.0000001 par value; 268,725 shares issued and outstanding at April 30, 2026 and 2025	–	–

Class B Common Stock, 200,000,000 shares authorized, $0.0000001 par value; no shares issued and outstanding at April 30, 2026 and 2025	–	–

Class C Common stock, 75,000,000 shares authorized, $0.0000001 par value;no shares issued and outstanding at April 30, 2026 and 2025	–	–

Additional paid-in capital	$454,216	$454,216

Accumulated deficit	$(861,551)	$(810,851)

Total Shareholders’ Deficit	$(407,335)	$(356,635)

Total Liabilities and Shareholders’ Deficit	$7,275	$10,856

(The accompanying notes are an integral part of these financial statements)

F-2

Alexander Tech Corp

Statements of Operations

	Year Ended April 30,	Year Ended April 30,
	2026	2025

Revenue	$–	$–

Expenses

General and administrative	$(51,428)	$(51,261)

Other Income	$728	$–

Net Loss before provision for income tax	$(50,700)	$(51,261)

Provision for income tax

Net Loss	$(50,700)	$(51,261)

Net Loss Per Common Share – Basic and Diluted	$(0.19)	$(0.19)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	268,725	268,725

(The accompanying notes are an integral part of these financial statements) F-3

Alexander Tech Corp

Statements of Shareholders’ Deficit

)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total

Balance – April 30, 2024	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(759,590	$(305,374)

Net loss for the period	–	–	–	–	–	–	–	–	–	(51,261	(51,261)

Balance – April 30, 2025	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(810,851	$(356,635)

)

)

)

Net loss for the period	–	–	–	–	–	–	–	–	–	(50,700	(50,700)

Balance – April 30, 2026	0.48	$–	268,725	$–	–	$–	–	$–	$454,216	$(861,551	$(407,335)

)

(The accompanying notes are an integral part of these financial statements)

F-4

Alexander Tech Corp

Statements of Cash Flows

	Year Ended April 30,	Year Ended April 30,
	2026	2025

Operating Activities:

Net loss	$(50,700)	$(51,261)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (loss) gain on amount due to related party	$–	$(172)

Changes in operating assets and liabilities:
Increased in Prepaid expenses	$(229)	$1,420
Increased in Accounts payable and accrued liabilities	$23,620	$–

Net Cash Used in Operating Activities	$(27,309)	$(50,013)

Financing Activities:

Proceeds of loan from the related party	$230,499	$50,410

Repayment of loan to the related party	$(207,000)	$–

Net Cash Provided by Financing Activities	$23,499	$50,410

Net Change in Cash (Decreased)	$(3,810)	$397

Cash – Beginning of Year	$10,856	$10,459

Cash – End of Year	$7,046	$10,856

Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these financial statements) F-5

Notes to the Financial Statements

1.	Business Description

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

These financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception. As of April 30, 2026, the Company has a working capital deficiency of

$407,335 and has accumulated losses of $861,551 since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

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
d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of April 30, 2026 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Recently Adopted Financial Accounting Standards Income Tax Disclosure

In fiscal 2026, the Company prospectively adopted ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures by requiring, on an annual basis, consistent categories, and greater disaggregation of information in the rate reconciliation, as well as income taxes paid disaggregated by jurisdiction. The new standard did not have a material impact on the company's financial statements and its disclosures.

Recently Issued Financial Accounting Standards and Disclosure Rules Not Yet Adopted

ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): In November 2024, the FASB issued disaggregation of Income Statement Expenses (ASU 2024-03), which will require tabular disclosure of certain operating expenses disaggregated into categories, such as purchase of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this standard.

The Company has implemented all new pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Management does not believe that any recently issued but, not yet effective accounting pronouncements, when adopted, will have material effect on the accompanying financial statements.

4.	Related Party Transactions

As of April 30, 2026, and April 30, 2025, the Company was indebted to 9A Technologies a company controlled by the current President of the Company for $348,374 and $324,875, respectively, which relates to a transfer of debt from the former President of the Company and expenses incurred on behalf of the Company. During the year, 9A Technologies advanced an additional $230,499 to the Company, of which

$207,000 was repaid, resulting in a net increase of $23,499 in the related party balance during the period. These amounts are non-interest bearing, unsecured, and are due on demand.

5.	Share Capital

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

There were no share transactions during the years ended April 30, 2026 or 2025.

(The accompanying notes are an integral part of these financial statements)

6.	Other Income

Other income for the year ended April 30, 2026 relates to the release of certain outstanding liabilities that management determined were no longer payable. The amount comprises (i) the reversal of a provision for professional fees payable of USD 615 during the quarter ended July 31, 2025 and (ii) the write-off of accounts payable balances related to professional fees of USD 113 during the quarter ended October 31, 2025, for total other income of USD 728.

7.	Advances Payable

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

The share exchange contemplated under the LOI was never completed. Following the change in control of the Company in 2021, management asserts that the LOI was abandoned by the parties and accordingly has not been pursued thereafter.

As of April 30, 2026, the Company reported advances payable of $42,001 (April 30, 2025 – $42,001), representing professional fees paid by the Corporation on behalf of the Company.

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of April 30, 2026, consist of accrued audit and review fees of

$17,000, accrued professional fees of $5,550, a provision for EDGAR filing agent fees of $1,235 and

Delaware franchise tax payable of $450, for a total of $24,235 (April 30, 2025 – $615). The increase from the prior year principally reflects fees accrued in connection with the audit of the fiscal 2026 financial statements, reviews of the Company’s quarterly reports, and related filing services. See Note 6 for liabilities released during the year.

9.	Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ending April 30, 2026,

and 2025 to the Company’s effective tax rate is as follows:

	2026	2025
US Statutory Rate	21%	21%
Tax benefit at U.S. statutory rate	$10,647	$10,765
Change in valuation allowance	$(10,647)	$(10,765)
Net deferred income tax asset	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets on April 30, 2026, and 2025 are as follows:

	2026	2025

Net operating loss:	$163,879	$153,232
Valuation allowance	(163,879)	(153,232

)

)

	$–	$–

Change in valuation allowance:

Balance, prior year	$(153,232)	$(157,270
Effect of change in tax rate	–	–
Expiration of net operating loss		14,803
Increase in valuation allowance	(10,647)	(10,765

Balance, current year	$(163,879)	$(153,232

)

)

The Company has approximately $780,373 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years. $453,709 of NOL expires between fiscal 2027 and 2037, and $326,664 will carry forward indefinitely. The deductibility of such NOL is limited to 80% of taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Company’s net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

10.	Segment Reporting

The Company operates and manages its business as one reportable operating segment. Mr. Paras Shah, the Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), reviews financial information presented on a net income basis for purposes of allocating resources and evaluating financial performance.

The CODM reviews financial information presented on a Company-wide basis, assesses performance and allocates resources based on net income basis. The accounting policies of the reportable segment are the same as those described in the Summary of Significant Accounting Policies.

11.	Subsequent Events

Management has evaluated subsequent events through August 12, 2026 the date that these financial statements were issued. There have been no events that would require adjustment to or disclosure in the financial statements.

(The accompanying notes are an integral part of these financial statements) F-6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER TECH CORP.

Dated: August 12, 2026	By:	/s/ Paras Shah
Paras Shah
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Principal Executive, Financial and Accounting Officer and a Director	August 12, 2026
Paras Shah	/s/ Paras Shah

Edgar Advisor:

ANDY ALTAHAWI

Adamson Brothers, Corp

www.DirectlyListed.com Adamson Brothers, Corp

+19495292500